Form 10-Q
period 2021-06-25
Snap One Holdings Corp.
filed 2021-08-27
CIK 1856430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 001-40683
SNAP ONE HOLDINGS CORP.
(Exact name of registrant as specified in its charter)
Delaware
(State or other jurisdiction of incorporation or organization)
1800 Continental Boulevard, Suite 200
Charlotte, North Carolina
(Address of principal executive offices)
82-1952221
(I.R.S. Employer Identification No.)

28273
(Zip Code)
(704) 927-7620
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $.01 per share	SNPO	The Nasdaq Global Select Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

The registrant had outstanding 75,896,417 shares of common stock as of August 23, 2021.

Unless otherwise indicated, references to the “Company,” “Snap One,” “we,” “us” and “our” in this report refer to Snap One Holdings Corp. and its consolidated subsidiaries. References to the “Parent” means Crackle Holdings, L.P., the entity that, until the completion of our initial public offering, held all of our outstanding equity.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements, and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and other similar expressions. These forward-looking statements are contained throughout this report.

We base these forward-looking statements on our current expectations, plans and assumptions, which we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at this time. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. The forward-looking statements contained herein are subject to and involve risks, uncertainties and assumptions, and therefore you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results, and therefore actual results might differ materially from those expressed in the forward-looking statements and projections. Factors that might materially affect such forward-looking statements include:

•Risks Related to Our Business and Industry;
•Risks Related to Our Products;
•Risks Related to Our Manufacturing and Supply Chain;
•Risks Related to Our Distribution Channels;
•Risks Related to Laws and Regulations;
•Risks Related to Cybersecurity and Privacy;
•Risks Related to Intellectual Property;
•Risks Related to Our International Operations;
•Risks Related to Our Indebtedness;
•Risks Related to Our Financial Statements;
•Risks Related to Our Common Stock; and
•the other factors discussed under “Risk Factors” in our final Prospectus filed with the SEC on July 29, 2021 pursuant to Rule 424(b) under the Securities Act (hereinafter, the “Prospectus”).

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Before investing in our common stock, investors should be aware that the occurrence of the events described under the caption “Risk Factors” in our Prospectus and elsewhere in this report could have a material adverse effect on our business, results of operations and future financial performance.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or occur. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

Item 1. Financial Statements

Snap One Holdings Corp. and Subsidiaries

Condensed Consolidated Balance Sheets
(in thousands, except par value)

	As of
	June 25, 2021	December 25, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,850	$77,458
Accounts receivable, net	56,650	49,363
Inventories, net	174,359	157,099
Prepaid expenses and other current assets	15,906	9,650
Total current assets	282,765	293,570

Long-term assets:
Property and equipment, net	20,649	20,208
Goodwill	580,842	559,735
Other intangible assets, net	611,778	617,616
Other assets	9,815	6,409
Total assets	$1,505,849	$1,497,538

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$6,824	$21,149
Accounts payable	68,077	68,941
Accrued liabilities	79,465	80,658
Total current liabilities	154,366	170,748

Long-term liabilities:
Long-term debt, net of current portion	644,645	630,864
Deferred income tax liabilities, net	55,926	55,518
Other liabilities	28,022	22,669
Total liabilities	882,959	879,799

Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, $0.01 par value, 500,000 shares authorized; and 59,217 shares issued and outstanding at June 25, 2021 and December 25, 2020	592	592
Preferred stock, $0.01 par value; 50,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	671,356	659,093
Accumulated deficit	(50,076)	(43,018)
Accumulated other comprehensive income	736	756
Company’s stockholders’ equity	622,608	617,423
Noncontrolling interest	282	316
Total stockholders’ equity	622,890	617,739
Total liabilities and stockholders’ equity	$1,505,849	$1,497,538
See accompanying Notes to the Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries

Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Net sales	$253,305	$189,119	$473,773	$361,730
Costs and expenses:
Cost of sales, exclusive of depreciation and amortization	152,140	109,243	281,016	209,633
Selling, general and administrative expenses	78,657	60,095	154,014	127,481
Depreciation and amortization	14,198	14,500	27,910	28,983
Total costs and expenses	244,995	183,838	462,940	366,097
Income (loss) from operations	8,310	5,281	10,833	(4,367)
Other expenses (income):
Interest expense	9,543	11,742	19,078	24,545
Other income	(296)	(2,217)	(509)	(1,334)
Total other expenses	9,247	9,525	18,569	23,211
Loss before income taxes	(937)	(4,244)	(7,736)	(27,578)
Income tax expense (benefit)	119	(1,015)	(644)	(5,331)
Net loss	(1,056)	(3,229)	(7,092)	(22,247)
Net loss attributable to noncontrolling interest	(12)	(16)	(34)	(40)
Net loss attributable to Company	$(1,044)	$(3,213)	$(7,058)	$(22,207)

Net loss per share, basic and diluted	$(0.02)	$(0.05)	$(0.12)	$(0.38)
Weighted average shares outstanding, basic and diluted	59,217	58,885	59,217	58,513
See accompanying Notes to the Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Net loss	$(1,056)	$(3,229)	$(7,092)	$(22,247)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	32	117	(20)	(317)
Comprehensive loss	(1,024)	(3,112)	(7,112)	(22,564)
Comprehensive loss attributable to noncontrolling interest	(12)	(16)	(34)	(40)
Comprehensive loss attributable to Company	$(1,012)	$(3,096)	$(7,078)	$(22,524)
See accompanying Notes to the Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Accumulated Deficit		Noncontrolling Interest	Total Stockholders’ Equity
Balance - December 25, 2020	59,217	$592	$659,093	$(43,018)	$756	$316	$617,739
Net loss	—	—	—	(6,014)	—	(22)	(6,036)
Foreign currency translation adjustments	—	—	—	—	(52)	—	(52)
Equity-based compensation	—	—	1,060	—	—	—	1,060
Balance - March 26, 2021	59,217	$592	$660,153	$(49,032)	$704	$294	$612,711
Equity Contributions	—	—	10,025	—	—	—	10,025
Net loss	—	—	—	(1,044)	—	(12)	(1,056)
Foreign currency translation adjustments	—	—	—	—	32	—	32
Equity-based compensation	—	—	1,178	—	—	—	1,178
Balance - June 25, 2021	59,217	$592	$671,356	$(50,076)	$736	$282	$622,890

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Accumulated Deficit		Noncontrolling Interest	Total Stockholders’ Equity
Balance - December 27, 2019	58,140	$581	$654,420	$(18,134)	$(39)	$99	$636,927
Net loss	—	—	—	(18,994)	—	(24)	(19,018)
Foreign currency translation adjustments	—	—	—	—	(434)	—	(434)
Equity-based compensation	—	—	1,362	—	—	—	1,362
Balance - March 27, 2020	58,140	$581	$655,782	$(37,128)	$(473)	$75	$618,837
Capital contributions	—	—	243	—	—	—	243
Net loss	—	—	—	(3,213)	—	(16)	(3,229)
Foreign currency translation adjustments	—	—	—	—	117	—	117
Equity-based compensation	—	—	1,185	—	—	—	1,185
Additional share issuance	1,077	11	(11)	—	—	—	—
Balance - June 26, 2020	59,217	$592	$657,199	$(40,341)	$(356)	$59	$617,153
See accompanying Notes to the Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	June 25, 2021	June 26, 2020
Cash flows from operating activities:
Net loss	$(7,092)	$(22,247)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	27,910	28,983
Amortization of debt issuance costs	3,051	3,050
Unrealized loss on interest rate cap	—	4
Deferred income taxes	408	(5,202)
Gain on sale of business	—	(979)
Loss (gain) on sale and disposal of property and equipment	205	(15)
Equity-based compensation	2,238	2,547
Bad debt expense	180	565
Fair value adjustment to contingent value rights	2,840	(1,000)
Change in operating assets and liabilities:
Accounts receivable	(6,313)	(7,066)
Inventories	(15,234)	21,226
Prepaid expenses and other assets	(6,481)	3,341
Accounts payable and accrued liabilities	(6,327)	14,900
Net cash (used in) provided by operating activities	(4,615)	38,107
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(25,821)	—
Purchases of property and equipment	(4,413)	(5,055)
Proceeds from sale of business	—	600
Other	(429)	37
Net cash used in investing activities	(30,663)	(4,418)
Cash flows from financing activities:
Payments on long-term debt	(3,595)	(3,994)
Proceeds from revolving credit facility	—	52,000
Payment of deferred initial public offering costs	(2,730)	—
Proceeds from capital contributions	—	243
Net cash (used in) provided by financing activities	(6,325)	48,249
Effect of exchange rate changes on cash and cash equivalents	(5)	(288)
Net (decrease) increase in cash and cash equivalents	(41,608)	81,650
Cash and cash equivalents at beginning of the period	77,458	33,177
Cash and cash equivalents at end of the period	$35,850	$114,827
Supplementary cash flow information:
Cash payments for interest	$16,083	$22,877
Cash paid for taxes, net	$743	$253
Noncash investing and financing activities:
Noncash equity contribution	$10,025	$—
Capital expenditure in accounts payable	$251	$630
See accompanying Notes to the Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)

1.Organization and Description of Business

Snap One Holdings Corp (referred to herein as “Snap One” or the “Company”) is incorporated in Delaware with its principal executive offices located in Charlotte, North Carolina and Draper, Utah. The Company provides products, services and software to its network of professional integrators that enable them to deliver smart living experiences for their residential and small business end users. The Company’s hardware and software portfolio includes leading proprietary and third-party offerings across connected, infrastructure, and entertainment categories. Additionally, the Company provides technology-enabled workflow solutions to support the integrator throughout the project lifecycle, enhancing their operations and helping them to profitably grow their businesses.

Initial Public Offering — On July 30, 2021, the Company completed its initial public offering (the “IPO”) of 13,850 shares of its common stock at an offering price of $18.00 per share, resulting in net proceeds of $233,719 after deducting underwriting discounts and commissions of $15,581. Additionally, offering costs incurred by the Company are expected to total approximately $5,311. On August 18, 2021, the Company closed the underwriters exercise of their over-allotment option to purchase 1,171 additional shares of our common stock from the Company, resulting in additional net proceeds of approximately $19,757 after deducting underwriting discounts and commissions of $1,317. The Company’s registration statement on Form S-1 (File No. 333-257624) relating to its IPO was declared effective by the Securities and Exchange Commission (the “SEC”) on July 27, 2021. The accompanying condensed consolidated financial statements, including share and per share amounts, do not include the effects of the IPO as it was completed subsequent to June 25, 2021. See Note 17 for further discussion of IPO-related and other subsequent events.

2.Significant Accounting Policies

Basis of Presentation — The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The condensed consolidated financial statements include the accounts of the Company and all subsidiaries required to be consolidated. All intercompany balances and transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 25, 2020 has been derived from the audited consolidated financial statements of the Company.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 25, 2020 appearing in the Company’s final Prospectus filed with the SEC on July 29, 2021 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (hereinafter, the “Prospectus”).

The Company’s fiscal year is the 52 or 53 week period that ends on the last Friday of December. Fiscal year 2021 is a 53-week period and fiscal year 2020 was a 52-week period. The three months ended June 25, 2021 and June 26, 2020 were 13-week periods, and the six months ended June 25, 2021 and June 26, 2020 were 26-week periods.

Use of Accounting Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Accordingly, the actual amounts could differ from those estimates. If actual amounts differ from estimates, revisions are included in the condensed consolidated statements of operations in the period the actual amounts become known.

Recent Accounting Pronouncements Pending Adoption — In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. This new guidance requires lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. Recently, the FASB issued ASU 2020-05, which deferred the effective date to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Adoption of the new standard is expected to result in the recognition of right-of-use assets and operating lease liabilities related to currently classified operating leases. The Company is still evaluating the materiality of the impact of this standard on its condensed consolidated financial statements and disclosures.

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses”. The ASU sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10 which deferred the effective date to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract”. The guidance aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard is effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements — In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This update simplifies accounting for income taxes by eliminating some exceptions to the general approach in Accounting Standards Codification (“ASC”) 740, Income Taxes, related to intraperiod tax allocation, the methodology for calculating income tax in an interim period and the recognition of deferred tax liabilities for outside basis differences. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The amendments in this update should be applied on either a retrospective basis, a modified retrospective basis or prospectively, depending on the provision within the amendment. The Company adopted the standard for the fiscal year beginning December 26, 2020. Adoption of the standard did not have a material impact on the condensed consolidated financial statements.

3.    Acquisitions

On May 4, 2021, the Company entered into a Purchase Agreement (the “Purchase Agreement”) pursuant to which it acquired all of the issued and outstanding shares of ANLA, LLC. (“Access Networks”), an enterprise-grade networking solutions provider offering networking products, design, configuration, monitoring and support services. The acquisition will enhance the Company’s networking solutions for residential and commercial networks. The Company agreed to a purchase price of $36,334, consisting of both cash and equity, plus contingent consideration of up to $2,000 based upon the achievement of specified financial targets. The acquisition closed on May 28, 2021.

The Company recorded tangible and intangible assets acquired and liabilities assumed in the transaction under the acquisition method of accounting, under ASC 805, Business Combinations. The consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of the closing date and are subject to change within the measurement period, which does not exceed twelve months after the closing date. The Company allocated any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill.

Customer relationships have been valued using the multi-period excess earnings method, a derivative of the income approach. The multi-period excess earnings method estimates the discounted net earnings attributable to the customer relationships that were acquired after considering items, such as possible customer attrition. Estimated useful lives were determined based on the length and trend of projected cash flows. The length of the projected cash flow period was determined based on the expected attrition of the customer relationships, which is based on the Company’s historical experience in renewing and extending similar customer relationships and future expectations for renewing and extending similar existing customer relationships. The useful life of the customer relationships intangible assets represents the number of years over which the Company expects the customer relationships to economically contribute to the business.

The trade name has been valued using the relief from royalty method under the income approach to estimate the cost savings that will accrue to the Company, which would otherwise have to pay royalties or license fees on revenue earned through the use of the asset. Estimated useful life was determined based on management’s estimate of the period the name will be in use.

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)

The Company may be required to pay additional consideration upon the achievement of a revenue based earnout. As of the acquisition date, the fair value of the contingent consideration was $2,000 and recorded in other liabilities in the accompanying condensed consolidated balance sheet.

The acquisition was funded using cash consideration of $26,309, rollover equity of $10,025 and contingent consideration of $2,000.

The preliminary allocation of the purchase price for the acquisition is as follows:

Total purchase consideration	$38,334
Cash and cash equivalents	$488
Accounts receivable	1,101
Inventory	2,029
Property and equipment	77
Identifiable intangible assets	17,700
Total identifiable assets acquired	21,395
Accounts payable	1,266
Accrued liabilities	1,218
Other liabilities	586
Deferred income tax liabilities	1,098
Total liabilities assumed	4,168
Net identifiable assets acquired	17,227
Goodwill	21,107
Net assets acquired	$38,334

For income tax purposes, a carryover basis in goodwill of $14,491 will be deductible in future periods.

The Company recorded intangible assets related to the acquisition based on estimated fair value, which consisted of the following:

	Useful Lives (Years)	Acquired Value
Customer relationships	10	$14,400
Trade name	6	3,300
Total intangible assets		$17,700

Long-term liabilities assumed consisted primarily of warranty reserves and deferred revenue. The long-term warranty reserves are primarily based on historical failure rates, costs to repair or replace the product, and any necessary shipping costs, which is considered to approximate the fair value of the remaining obligation for the acquisitions. Deferred revenue was recorded at fair value, resulting in a cumulative balance for the acquisition of $883 in accrued liabilities and $586 in other long-term liabilities.

The Company recognized $197 of transaction-related expenses, consisting primarily of advisory, legal, and other professional fees related to the acquisition. These transaction-related expenses were incurred by and for the benefit of the Company, and were included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Pro forma financial information related to the Access Networks acquisition has not been provided as it is not material to the Company’s consolidated results of operations. The results of operations of the Access Networks acquisition are included in the Company’s consolidated results of operations from the date of acquisition and were not significant for the three months and six months ended June 25, 2021.

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
4.Revenue and Geographic Information

Contract Balances — Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue primarily relates to unspecified software updates and upgrades, hosting, technical support, marketing incentive programs, and subscription services. The following table represents the changes in deferred revenue for the six months ended June 25, 2021 and June 26, 2020:

	Six Months Ended
	June 25, 2021	June 26, 2020
Deferred revenue – beginning of period	$30,466	$23,820
Amounts billed, but not recognized	13,271	12,911
Recognition of revenue	(13,592)	(11,008)
Deferred revenue acquired	1,469	—
Deferred revenue – end of period	$31,614	$25,723

For the six months ended June 25, 2021 and June 26, 2020, the Company recognized revenue related to marketing incentive programs of $1,684 and $2,024, respectively. The expense associated with marketing incentive programs was included in cost of sales, exclusive of depreciation and amortization.

The Company recorded deferred revenue of $19,176 in accrued liabilities and $12,438 in other liabilities as of June 25, 2021. The Company recorded deferred revenue of $18,654 in accrued liabilities and $11,812 in other liabilities as of December 25, 2020.

Disaggregation of Revenue — The following table sets forth revenue from the United States and all international dealers and distributors for the three months and six months ended June 25, 2021 and June 26, 2020:

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
United States	$223,820	$169,343	$417,898	$323,811
International	29,485	19,776	55,875	37,919
Total	$253,305	$189,119	$473,773	$361,730

Additionally, the Company’s revenue includes amounts recognized over time and at a point in time, and are as follows for the three months and six months ended June 25, 2021 and June 26, 2020:

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Products transferred at a point in time	$245,776	$183,714	$460,181	$350,722
Services transferred over time	7,529	5,405	13,592	11,008
Total	$253,305	$189,119	$473,773	$361,730

As of June 25, 2021, and December 25, 2020, the Company’s accounts receivable, net consisted of the following:

	June 25, 2021	December 25, 2020
Accounts receivable	$59,021	$51,716
Allowance for doubtful accounts	(2,371)	(2,353)
Accounts receivable, net	$56,650	$49,363

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
5.Inventories, Net

As of June 25, 2021, and December 25, 2020, the Company’s inventory consisted of the following:

	June 25, 2021	December 25, 2020
Raw materials	$8,953	$11,340
Work in process	394	591
Finished goods	177,142	155,618
Reserve for obsolete and slow moving inventory	(12,130)	(10,450)
Total inventories, net	$174,359	$157,099

6.Goodwill and Other Intangible Assets, Net

Goodwill as of June 25, 2021, and December 25, 2020, was $580,842 and $559,735, respectively. Goodwill increased by $21,107 in 2021 due to the acquisition of Access Networks (see Note 3). There were no changes to goodwill during the year ended December 25, 2020.

As of June 25, 2021, and December 25, 2020, other intangible assets, net, consisted of the following:

		June 25, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 25 years	$509,162	$(82,793)	$426,369
Technology	5 – 15 years	95,078	(30,313)	64,765
Trade names – definite	2 – 10 years	57,660	(13,580)	44,080
Trade names – indefinite	indefinite	76,564	—	76,564
Total intangible assets		$738,464	$(126,686)	$611,778

		December 25, 2020
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 25 years	$494,333	$(70,060)	$424,273
Technology	5 – 15 years	95,078	(22,406)	72,672
Trade names – definite	2 – 10 years	54,360	(10,253)	44,107
Trade names – indefinite	indefinite	76,564	—	76,564
Total intangible assets		$720,335	$(102,719)	$617,616

Total amortization expense for intangible assets for the three months ended June 25, 2021 and June 26, 2020, was $12,079 and $11,872, respectively. Total amortization expense for intangible assets for the six months ended June 25, 2021 and June 26, 2020, was $23,967 and $23,747, respectively. The weighted-average useful life remaining for amortizing definite lived intangible assets was approximately 15.5 years as of June 25, 2021.

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
As of June 25, 2021, the estimated amortization expense for intangible assets for the next five fiscal years and thereafter are as follows:

Remainder of 2021	$24,586
2022	48,321
2023	47,183
2024	40,681
2025	33,065
2026 and thereafter	341,378
Total	$535,214

7.Debt Agreements

On August 4, 2017, the Company’s wholly owned subsidiary, Wirepath LLC (the “Borrower”) entered into a credit agreement (as amended from time to time, the “Credit Agreement”), consisting of a senior secured term loan (the “Initial Term Loan”) and a senior secured revolving credit facility (the “Revolving Credit Facility”). On February 5, 2018, the Borrower repriced the Credit Agreement to reduce the margin on the Initial Term Loan and Revolving Credit Facility. On October 31, 2018, the Borrower repriced the Initial Term Loan facility to further reduce the margin under the Initial Term Loan, increased the aggregate amount of the Initial Term Loan, and further reduced the margin under the Revolving Credit Facility. On August 1, 2019, the Borrower amended the Credit Agreement to borrow an additional senior secured term loan (the “Incremental Term Loan” and, together with the Initial Term Loan, as amended, the “Term Loans”) and increased the commitments under the Revolving Credit Facility. The Company makes fixed equal quarterly installments on the Term Loans in an amount equal to 1.0% per annum of the total aggregate principal thereof immediately after borrowing, with balance due at maturity.

Instrument	Maturity Date	Amount	Interest Rate	Effective rate (as of June 25, 2021)
Credit Agreement (as amended)
Initial Term Loan	8/4/2024	292,355	LIBOR plus 4.00%	4.20%
Incremental Term Loan	8/4/2024	390,000	LIBOR plus 4.75%	4.95%
Revolving Credit Facility	8/4/2022	60,000	LIBOR plus 4.00%	4.20%
Credit Agreement (at origination)
Initial Term Loan	8/4/2024	265,000	LIBOR plus 5.25%
Revolving Credit Facility	8/4/2022	50,000	LIBOR plus 5.25%

The Company may also be required to make additional payments under the financing agreement equal to a percentage of the Company’s annual excess cash flows or net proceeds from any non-ordinary course asset sales or certain debt issuances, if any. The lender has the option to decline the prepayment. As of December 25, 2020, in accordance with these provisions, the Company estimated a mandatory excess cash flow payment offer related to the term loans of $14,325 to the lender. The entire amount of the expected payment was classified within current maturities of long-term debt on the consolidated balance sheet as of December 25, 2020. Subsequent to the issuance of the Company’s audited financial statements as of and for the period ended December 25, 2020, the Company elected an option available in the financing agreement to accelerate expected cash outlays in fiscal year 2021 that would eliminate the requirement for an excess cash flow payment for fiscal year 2020. As a result, the estimated excess cash payment was not made and only the contractual payments under the financing agreement are considered current maturities of long-term debt as of June 25, 2021.

As of June 25, 2021 and December 25, 2020, the Company had no borrowings outstanding under the Revolving Credit Facility and $4,894 of outstanding letters of credit. The amount available under the Revolving Credit Facility was $55,106 as of June 25, 2021 and December 25, 2020. The Company borrowed $47,375 under the Revolving Credit Facility during the six months ended June 26, 2020 in order to enhance liquidity as a precautionary measure in response to the COVID-19 pandemic and the borrowings were repaid in full later in the year ending December 25, 2020.

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)

As of June 25, 2021, the future scheduled maturities of the above notes payable are as follows:

Remainder of 2021	$5,118
2022	6,824
2023	6,824
2024	650,431
Total future maturities of long-term debt	669,197
Unamortized debt issuance costs	(17,728)
Total indebtedness	651,469
Less: Current maturities of long-term debt	6,824
Long-term debt	$644,645

Unamortized costs related to the issuance of the Term Loans were $17,728 and $20,595 as of June 25, 2021 and December 25, 2020 and are presented as a direct deduction from the carrying amount of long-term debt. Unamortized costs related to the issuance of the Revolving Credit Facility were $399 and $583 as of June 25, 2021 and December 25, 2020 and are included in other assets in the condensed consolidated balance sheets. The costs related to debt issuances are amortized to interest expense over the life of the related debt. As of June 25, 2021, the future amortization of debt issuance costs is as follows:

Remainder of 2021	$3,050
2022	5,951
2023	5,735
2024	3,391
Total	$18,127

Debt Covenants and Default Provisions — There have been no changes to the debt covenants or default provisions related to the Company’s outstanding debt arrangements or other obligations during the current year. The Company was in compliance with all debt covenants as of June 25, 2021 and December 25, 2020. For additional information on the Company’s debt arrangements, debt covenants and default provisions, see Note 8, Debt Agreements, of the consolidated financial statements for the year ended December 25, 2020 in the Prospectus.

8.Fair Value Measurement

Fair Value of Financial Instruments — The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the condensed consolidated statements of operations were as follows:

	As of June 25, 2021		As of December 25, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Notes receivable, net	$5,309	$5,375	$5,115	$5,494
Liabilities
Initial Term Loan	$285,046	$270,081	$286,508	$267,169
Incremental Term Loan	$384,150	$382,229	$386,100	$384,652

The fair value of notes receivable are estimated using a discounted cash flow analysis using interest rates currently offered for loans with similar credit quality which represent Level 2 inputs. The fair value of long-term debt was established using current market rates for similar instruments traded in secondary markets representing Level 2 inputs. The fair value of the Revolving Credit Facility approximates carrying value as the related interest rates approximate the Company’s incremental borrowing rate for similar obligations. Additionally, cash and cash equivalents, accounts

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
receivable, net, prepaid expenses, accounts payable, and accrued liabilities are classified as Level 1 and the carrying value of these assets and liabilities approximates the fair value due to the short-term nature of these financial instruments.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis — The fair value of the interest rate cap is determined using widely accepted valuation techniques based on its maturity and observable market-based inputs, including interest rate curves. This measurement is considered to be a Level 2 measurement. The interest rate cap had no value as of June 25, 2021 and December 25, 2020.

This fair value of the contingent consideration liability related to the Access Networks acquisition was based on unobservable inputs, including management estimates and assumptions about future revenues, and is, therefore, classified as Level 3. The fair value of the contingent consideration was $2,000 as of June 25, 2021.

The Company utilizes the option-pricing method, which was used with the Black-Scholes option-pricing model (“OPM”) in order to determine the fair value of the Contingent Value Rights (“CVRs”). Any future increase in the fair value of the CVR obligations, based on an increased likelihood that the underlying milestones will be achieved, and the associated payment or payments will, therefore, become due and payable, will result in a charge to selling, general and administrative expenses in the period in which the increase is determined. Similarly, any future decrease in the fair value of the CVR obligations will result in a reduction in selling, general and administrative expenses. Accordingly, the CVRs are classified as Level 3.

	Fair value at June 25, 2021	Valuation Technique	Unobservable Input	Volatility
Contingent Value Rights	$6,840	OPM	Volatility	37.1%

Changes in the CVRs for the six months ended June 25, 2021 and June 26, 2020 were as follows:

	June 25, 2021	June 26, 2020
CVR fair value – beginning of period	$4,000	$3,200
Fair value adjustments	$2,840	$(1,000)
CVR fair value – end of period	$6,840	$2,200

CVR liabilities are classified as other liabilities in the accompanying condensed consolidated balance sheets and changes to the fair value of CVR liabilities are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

There were no transfers into or out of Level 3 investments during the three months and six months ended June 25, 2021 or June 26, 2020.

9.Accrued Liabilities

Accrued liabilities as of June 25, 2021 and December 25, 2020, consisted of the following:

	June 25, 2021	December 25, 2020
Payroll, vacation, and bonus accruals	$21,821	$29,700
Deferred revenue	19,176	18,654
Warranty reserve	14,996	11,767
Interest payable	7,521	7,576
Sales return allowance	4,192	3,741
Customer rebate program	2,712	2,140
Incurred but not reported	1,198	1,215
Taxes	1,176	752
Other accrued liabilities	6,673	5,113
Total accrued liabilities	$79,465	$80,658

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
10.Warranties

Changes in the Company’s accrued warranty liability for the six months ended June 25, 2021 and June 26, 2020, are as follows:

	June 25, 2021	June 26, 2020
Accrued warranty – beginning of period	$16,523	$19,989
Warranty claims	(5,810)	(5,546)
Warranty provisions	8,588	3,766
Accrued warranty – end of period	$19,301	$18,209
As of June 25, 2021, the Company has recorded accrued warranty liabilities of $14,996 in accrued liabilities and $4,305 in other liabilities in the accompanying consolidated balance sheet. As of December 25, 2020, the Company has recorded accrued warranty of $11,767 in accrued liabilities and $4,756 in other liabilities.

11.Retirement Plan

The Company has a legacy 401(k) plan that covers eligible employees as defined by the plan agreement. As of January 1, 2020, the Company matches 100% of employee contributions to the plan, up to 3% of the employees’ total compensation, and 50% of employee contributions to the plan, up to 6% of the employees’ total compensation. Company contributions to the plan, net of forfeitures, were $919 and $346 for the three months ended June 25, 2021 and June 26, 2020, respectively. Company contributions to the plan, net of forfeitures, were $2,089 and $1,501 for the six months ended June 25, 2021 and June 26, 2020, respectively.

12.Equity Agreements and Incentive Equity Plans

Parent Incentive Plan — In October 2017, Crackle Holdings, L.P. (the “Parent”) approved the Class B Unit Incentive Plan, which established the terms and provided for grants of certain incentive units to employees, officers, directors, consultants, and advisors of the Company containing service-based and/or market-based vesting criteria. Class B-1 Incentive Units (“B-1 Units”) become vested in installments over a five-year period, subject to the grantee’s continued employment or service. Class B-2 Incentive Units (“B-2 Units”) have both service-based and market-based vesting conditions, as they are subject to the same service conditions as the B-1 Units, but also require the achievement of a specified return hurdle in order to vest.

The Company estimated a discount for lack of marketability (“DLOM”) using a put option model. The DLOM reflects the lower value placed on securities that are not freely transferable, as compared to those that trade frequently in established markets.

The summary of the Company’s incentive unit activity as of June 25, 2021 is as follows:

	B-1 Incentive Units		B-2 Incentive Units
	Number of Units (in 000’s)	Weighted- Average Grant-Date Fair Value	Number of Units (in 000’s)	Weighted- Average Grant-Date Fair Value
Outstanding units-December 25, 2020	70,739	$0.34	19,822	$0.06
Units granted	1,200	0.51	—	—
Units forfeited	3,353	0.39	—	—
Outstanding units-June 25, 2021	68,586	$0.34	19,822	$0.06
Vested units-June 25, 2021	34,916	$0.31	—	—
Nonvested units-June 25, 2021	33,670	$0.37	19,822	$0.06

During the six months ended June 25, 2021, 3,366 B-1 Units vested with a total grant-date fair value of $962. There were no grants during the three months ended June 25, 2021. The Company recognized $1,178 and $1,185 of compensation expense within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations during the three months ended June 25, 2021 and June 26, 2020, respectively. The Company

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
recognized $2,238 and $2,547 of compensation expense within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations during the six months ended June 25, 2021 and June 26, 2020, respectively.

As of June 25, 2021, there was approximately $11,546 of unrecognized compensation expense related to outstanding incentive units, which is expected to be recognized subsequent to June 25, 2021, over a weighted-average period of approximately four years.

Control4 Equity Awards — In connection with the acquisition of Control4 Corporation in 2019, the Company agreed to a settlement of Control4 equity awards that were outstanding immediately prior to the acquisition date, consisting of stock options (“C4 Stock Options”) and restricted stock units (“C4 RSUs” and, together with C4 Stock Options, “C4 Equity Awards”). As of the acquisition date, 2,998 shares of C4 Equity Awards were cancelled and converted into rights to receive cash payments (the “Replacement Awards”). During the three months ended June 25, 2021, Replacement Awards forfeited were 1. As of June 25, 2021, 126 unvested Replacement Award units remain outstanding. There were no vested Replacement Award units outstanding as of June 25, 2021.

The Company recognized $818 and $2,266 of compensation expense relating to the Replacement Awards within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations during the three months ended June 25, 2021 and June 26, 2020, respectively. The Company recognized $2,544 and $5,068 of compensation expense relating to the Replacement Awards within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations during the six months ended June 25, 2021 and June 26, 2020, respectively.

There was approximately $2,572 of unrecognized compensation expense related to the nonvested Replacement Awards, which is expected to be recognized subsequent to June 25, 2021 over a weighted- average period of approximately 1 year. Total unrecognized compensation expense will be adjusted for future forfeitures.

13.Income Taxes

The effective income tax rate for the Company was an expense of 12.7% and a benefit of 8.3% for the three and six months ended June 25, 2021, respectively, as compared to a benefit of 23.9% and 19.3%% for the three and six months ended June 26, 2020, respectively. The change in the effective tax rate for the three and six months ended June 25, 2021, and the difference from the U.S. federal statutory rate of 21% was primarily the result of discrete items recognized related to one-time transaction costs, the adjustment of deferred tax liabilities and the benefit of certain tax credits.

Income tax expense was $119 during the three months ended June 25, 2021, compared to income tax benefit of $1,015 during the three months ended June 26, 2020. Income tax benefit was $644 during the six months ended June 25, 2021, compared to income tax benefit of $5,331 during the six months ended June 26, 2020.

14.Commitments and Contingencies

Legal Proceedings — During the normal course of business, the Company is occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable, and the amount of such loss can be reasonably estimated. As of June 25, 2021, and December 25, 2020, no material reserves were recorded. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. However, the Company does not expect the outcome of the matters currently pending will have a material adverse effect on the condensed consolidated financial statements.

Lease Commitments — The Company leases offices, warehouse space, and distribution centers. These leases are classified as operating leases with various expiration dates through 2028. In addition to base rent, the Company is obligated to reimburse certain common area maintenance costs required to operate the facilities. Substantially all the leases include renewal options with varying terms. The Company recognizes rental expense and amortizes tenant improvement allowances on a straight-line basis over the stated lease term, including renewal periods if reasonably assured of being exercised. Total rental expense for the three months ended June 25, 2021 and June 26, 2020, was approximately $2,771 and $2,856, respectively. Total rental expense for the six months ended June 25, 2021 and June 26, 2020, was approximately $5,899 and $5,424, respectively.

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
15.Stockholders’ Equity

Holders of voting common stock are entitled to one vote per share and to receive dividends. The Company had noncontrolling interests of $282 and $316 as of June 25, 2021 and December 25, 2020, respectively, related to a joint venture formed prior to 2018.

Changes in noncontrolling interests each period include net income attributable to noncontrolling interests and cash contributions by minority partners to the Company’s consolidated subsidiaries. There were no cash contributions by minority partners for the three months and six months ended June 25, 2021 or June 26, 2020, respectively.

In connection with the IPO, the Company increased the authorized number of shares of its common stock to 500,000 and authorized 50,000 shares of preferred stock. There was no preferred stock outstanding as of June 25, 2021 and December 25, 2020. All references to share and per share amounts in the Company’s condensed consolidated financial statements have been retrospectively revised to reflect the stock split, the increase in par value and the increase in authorized shares.

16.Loss Per Share

Basic loss per share represents net loss divided by the weighted-average shares outstanding. Diluted loss per share is the same as basic income or loss per share, as the Company had no potentially dilutive securities during the three months and six months ended June 25, 2021 or June 26, 2020. The following table presents the calculations of basic and diluted loss per share for the three months and six months ended June 25, 2021 and June 26, 2020:

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Net loss attributable to Company	(1,044)	(3,213)	(7,058)	(22,207)
Weighted-average shares outstanding-basic and diluted	59,217	58,885	59,217	58,513
Loss per share-basic and diluted	$(0.02)	$(0.05)	$(0.12)	$(0.38)

17.Subsequent Events

On July 16, 2021, the Company declared a special dividend to its Parent of $13,046 with cash on hand which will be used to pay certain pre-IPO owners for their interests in lieu of their participation in the tax receivable agreement as further discussed below. Approximately $2,754 of the cash payments to pre-IPO owners are subject to vesting requirements and will be held in escrow. The cash payments held in escrow will be expensed over the requisite vesting period. The remaining $10,292 of the cash payments were paid and expensed in conjunction with the closing of the IPO.

On July 16, 2021, the Company adopted the 2021 Equity Incentive Plan in order to provide a means through which to attract, retain and motivate key personnel. Awards available for grant under the 2021 Equity Incentive Plan include non-qualified and incentive stock options, restricted shares of our common stock, other equity based awards tied to the value of our common stock and cash-based awards. In conjunction with the IPO, the Company issued 1,659 restricted shares of common stock to convert all outstanding and unvested incentive units under the 2017 Incentive Plan. These restricted shares are subject to similar vesting terms and conditions that applied to the incentive units under the 2017 Incentive Plan prior to the conversion. Additionally, the Company issued 5,399 stock options to holders of incentive units under the 2017 Incentive Plan. The stock options allow the recipient to purchase common stock of the Company following the IPO at a strike price of $18.00 and have similar vesting terms and conditions that applied to the incentive units under the 2017 Incentive Plan. As a result of issuance of the stock options, the Company expects to record share-based compensation expense in conjunction with the IPO based on the grant-date fair value of the awards.

On July 29, 2021, the Company executed a tax receivable agreement (the “TRA”) with certain pre-IPO owners (the “TRA Participants”) that provides for payment by the Company to the TRA Participants of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company expects to be able to utilize in the future from net operating losses and certain other tax benefits that arose prior to the IPO. The Company will record an estimated liability of approximately $112,681 representing the probable and reasonably estimable amount of its obligation over the term of the TRA with a corresponding charge to additional paid in capital as of July 29, 2021.

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
In July 2021, the Company further amended its amended and restated certificate of incorporation which, among other things, effected a 150-for-1 stock split of its shares of common stock, increased the par value of its common stock from $0.001 to $0.01 per share, increased the authorized number of shares of its common stock to 500,000 and authorized 50,000 shares of preferred stock. All references to share and per share amounts in the Company’s condensed consolidated financial statements have been retrospectively revised to reflect the stock split, the increase in par value and the increase in authorized shares.

On July 30, 2021 the Company completed its IPO. For details of this event, see Note 1.

On August 4, 2021, the Company used a portion of the net proceeds from the IPO to repay a portion of the Incremental Term Loan outstanding under the Credit Agreement totaling $215,874, plus accrued interest of $1,028. The Company will incur a charge of $6,645 related to the write-off of unamortized debt issuance costs.

On August 18, 2021, the Company closed the underwriters exercise of their over-allotment option to purchase 1,171 additional shares of our common stock from the Company, resulting in additional net proceeds of approximately $19,757 after deducting underwriting discounts and commissions of $1,317.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q, as well as our final Prospectus filed with the Securities and Exchange Commission (the “SEC”) on July 29, 2021 (hereinafter, the “Prospectus”). The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and all other non-historical statements in this discussion are forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-Q and the Prospectus, particularly in “Risk Factors” or in other sections of this Form 10-Q and the Prospectus.

We operate on a 52-week or 53-week fiscal year ending on the last Friday of December each year. Our fiscal year is divided into four quarters of 13 weeks, each beginning on a Saturday and containing one 5-week period followed by two 4-week periods. When a 53-week fiscal year occurs, we report the additional week in the fourth fiscal quarter. References to fiscal year 2020 are to our 52-week fiscal year ended December 25, 2020. The fiscal quarters ended June 25, 2021 and June 26, 2020 were both 13-week periods.

Overview

Snap One powers smart living by enabling professional integrators to deliver seamless experiences in the connected homes and small businesses where people live, work and play. The combination of our end-to-end product ecosystem and our technology-enabled workflow solutions delivers a compelling value proposition to our loyal and growing network of professional do-it-for-me (“DIFM”) integrator customers. We provide integrators with a leading, comprehensive suite of connected, infrastructure, entertainment, and software solutions so the entire smart living experience is exceptional for the end consumer. Our product and service offerings encompass all of the elements required by integrators to build integrated smart living systems that are easy to install and simple to manage, serving the needs of both integrators and end consumers. Our differentiated technology and software-enabled workflow tools have been designed to support the integrator throughout the project lifecycle, enhancing their operations and helping them to profitably grow their businesses.

We are vertically integrated with the majority of our Net Sales and Contribution Margin coming from our proprietary-branded, internally developed products that are only available to integrators directly from Snap One. These proprietary products are manufactured on an asset-light basis through our network of contract manufacturing and joint development suppliers located primarily in Asia. In addition, we offer a curated set of leading third-party products to enhance the one-stop shop experience for integrators, driving customer stickiness and sales growth.

Recent Developments

On May 28, 2021, we completed the acquisition of ANLA, LLC. (“Access Networks”), an enterprise-grade networking solutions provider offering networking products, design, configuration, monitoring and support services. We expect that the acquisition will enhance our networking solutions for residential and commercial networks. The Company agreed to a purchase price of $36.3 million, consisting of both cash and equity, plus contingent consideration of up to $2.0 million based upon the achievement of specified financial targets. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for more information regarding the acquisition.

On July 16, 2021, we declared a special dividend to the Parent of $13.0 million. See Note 17 of the Notes to the Condensed Consolidated Financial Statements for more information regarding the special dividend.

On July 30, 2021, we completed our initial public offering (the “IPO”) of 13,850,000 shares of our common stock at an offering price of $18.00 per share, resulting in net proceeds of $233.7 million after deducting underwriting discounts and commissions of $15.6 million. On August 18, 2021, the Company closed the underwriters exercise of their over-allotment option to purchase 1,170,812 additional shares of our common stock from the Company, resulting in additional net proceeds of approximately $19.8 million after deducting underwriting discounts and commissions of $1.3 million. See Notes 1 and 17 of the Notes to the Condensed Consolidated Financial Statements for more information regarding the IPO.

In connection with our IPO, we executed a tax receivable agreement (the “TRA”) with certain pre-IPO owners. See Note 17 of the Notes to the Condensed Consolidated Financial Statements for more information regarding the TRA.

On August 4, 2021, we used a portion of the net proceeds from the IPO to repay a portion of the Incremental Term Loan outstanding under the Credit Agreement totaling $215.9 million, plus accrued interest of $1.0 million. The Company will incur a charge of $6.6 million related to the write-off of unamortized debt issuance costs.

Key Factors Affecting Our Performance

Our historical financial performance has been primarily driven by the following factors, which we also expect to be the primary drivers of our financial performance in the future.

Grow Wallet Share to Increase Average Spend per Integrator. Increasing wallet share with integrators depends in part on our ability to continue expanding our omni-channel coverage, extending our product suite, bolstering our support services, and creating deeper integration across our products to make it compelling for integrators to use Snap One as their one-stop shop. Average wallet share with our integrators varies across DIFM markets, with particular strength in home technology and demonstrated success in commercial and security.

Add New DIFM Integrator Customers in Home Technology, Security, Commercial and Internationally. We are a market leader in our core domestic home technology market and we believe that our value proposition appeals to integrators in attractive adjacent markets. We are utilizing our proven strategy of acquiring integrators in the home technology market to attract integrators in security and commercial markets, where we are less penetrated but have displayed a track record of growth. We believe that strategic investments in expanding our product portfolio and targeted sales, marketing and new integrator onboarding initiatives will allow us to grow our network of integrators across these markets. We also believe there is a meaningful opportunity to expand our existing market share in non-U.S. markets. We plan to grow in these markets by investing in sales resources, broadening our available product portfolio, and strengthening our direct-to-integrator sales approach.

Continue to Invest in Our Integrated Platform. Our end-to-end product and software ecosystem and technology-enabled workflow solutions create an integrated platform of leading offerings, which we believe drive significant value for our integrators and personalized, immersive experiences for end consumers.

Enhance Our Omni-Channel Strategy. Our business model is built around an e-commerce centric, omni- channel go-to-market strategy. We provide a comprehensive e-commerce portal, which allows integrators to easily research products, design projects, receive training and certifications, order products, and solicit ongoing support. Our e-commerce portal is complemented by a growing network of 27 local branches and seven distribution centers. The local branch presence is an important part of our strategy as it allows us to better serve integrators locally by providing same day product availability when necessary, creating a site for relationship building with our support team and for training and product demonstration sessions. We believe integrators value the relationships and support we can deliver at the local level, and this further increases their loyalty with our business across channels.

Execute Strategic Acquisitions. In addition to our organic growth, we continue to grow our business through strategic acquisitions to better serve existing and new integrators, broaden our product categories, and extend the geographic reach of our omni-channel capabilities. We will continue to pursue disciplined, accretive acquisitions that enhance our products, software and workflow solutions and expand into adjacent markets that allow us to serve our integrator base.

Impact of the COVID-19 Pandemic

The connected home market has fared well throughout the COVID-19 pandemic, as market data indicates that there has been an increase in the percentage of disposable income being spent on home- related goods and services as more of the working population has been staying at home. Furthermore, integration companies were deemed “essential workers” by the United States federal government, allowing a majority of integrators to remain open throughout the COVID-19 pandemic. Throughout the pandemic, we have supported professional integrators with their challenges, including staff considerations and the dynamic of practicing social distancing with their customers, to allow them to continue to provide their customers the infrastructure and connectivity needed to create personalized experiences for individuals and families who are spending more time at home.

Following initial demand declines for our products and services in March and April 2020, sales recovered as professional integrators’ services became increasingly important for homeowners working and seeking entertainment from home. Our favorable liquidity position, disciplined supply chain execution and inventory availability drove strong performance. This has resulted in accelerated growth in our business and reinforced our mission-criticality to our integrators. This macroeconomic trend has primarily been favorable to our business results to date, but more recent supply chain challenges, increasing supplier costs, the possible sustained spread or resurgence of the pandemic, and any government response thereto, increase the uncertainty regarding future economic conditions upon which our future business depends.

Key Metrics and Reconciliation of Non-GAAP Financial Data

In addition to the measures presented in our consolidated financial statements, we use the following additional key business metrics to help us monitor the performance of our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions:

Adjusted EBITDA and Adjusted Net Income

We define Adjusted EBITDA as net loss, plus interest expense, net, income tax benefit, depreciation and amortization, further adjusted to exclude equity-based compensation, acquisition- and integration- related costs and certain other non-recurring, non-core, infrequent or unusual charges as described below.

We define Adjusted Net Income as net loss plus amortization further adjusted to exclude equity-based compensation, acquisition- and integration-related costs and certain non-recurring, non-core, infrequent or unusual charges, including the estimated tax impacts of these adjustments.

Adjusted EBITDA and Adjusted Net Income are key measures used by management to understand and evaluate our financial performance, trends and generate future operating plans. Management uses these key measures to make strategic decisions regarding the allocation of capital and analyze investments in initiatives that are focused on cultivating new markets for our products and services. We believe Adjusted EBITDA and Adjusted Net Income are useful measurements for analysts, investors and other interested parties to evaluate companies in our markets as they help identify underlying trends that could otherwise be masked by certain expenses that we do not consider indicative of our ongoing performance.

Adjusted EBITDA and Adjusted Net Income have limitations as analytical tools. These measures are not calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, Adjusted EBITDA and Adjusted Net Income may not be comparable to similarly titled metrics of other companies due to differences among the methods of calculation.

The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
	(in thousands)
Net loss	$(1,056)	$(3,229)	$(7,092)	$(22,247)
Interest expense	9,543	11,742	19,078	24,545
Income tax expense (benefit)	119	(1,015)	(644)	(5,331)
Depreciation and amortization	14,198	14,500	27,910	28,983
Other income	(296)	(2,217)	(509)	(1,334)
Equity-based compensation	1,178	1,185	2,238	2,547
Fair value adjustment to contingent value rights(a)	1,530	(700)	2,840	(1,000)
Acquisition- and integration-related costs(b)	222	899	236	4,377
Initial public offering costs(c)	1,210	—	2,921	—
Deferred revenue purchase accounting adjustment(d)	141	280	289	650
Deferred acquisition payments(e)	1,428	2,933	3,580	6,235

Other(f)	1,095	31	1,807	46
Adjusted EBITDA	$29,312	$24,409	$52,654	$37,471

The following table presents a reconciliation of net loss to Adjusted Net Income for the periods presented:

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
	(in thousands)
Net loss	$(1,056)	$(3,229)	$(7,092)	$(22,247)
Amortization	12,079	11,872	23,967	23,747
Foreign currency (gains) loss	(143)	(985)	(191)	157
Gain on sale of business	—	(979)	—	(979)
Equity-based compensation	1,178	1,185	2,238	2,547
Fair value adjustment to contingent value rights(a)	1,530	(700)	2,840	(1,000)
Acquisition and integration related costs(b)	222	899	236	4,377
Initial public offering costs(c)	1,210	—	2,921	—
Deferred revenue purchase accounting adjustment(d)	141	280	289	650
Deferred acquisition payments(e)	1,428	2,933	3,580	6,235
Other(f)	1,067	(46)	1,757	(108)
Income tax effect of adjustments(g)	(3,790)	(3,570)	(7,645)	(8,426)
Adjusted Net Income	$13,866	$7,660	$22,900	$4,953
(a)Represents noncash losses recorded from fair value adjustments related to contingent value right liabilities. Contingent value right (“CVR”) liabilities represent potential obligations to the prior sellers in conjunction with the acquisition of the Company by investment funds managed by Hellman & Friedman in August 2017 and are based on estimates of expected cash payments to the prior sellers based on specified targets for the return on the original capital investment.
(b)Represents costs directly associated with acquisitions and acquisition-related integration activities. For three months and six months ended June 26, 2020, the costs relate primarily to third-party consultant and information technology integration costs directly related to the Company’s acquisition of Control4 Corporation in August 2019. These costs also include certain restructuring costs (e.g., severance) and other third-party transaction advisory fees associated with the acquisitions.
(c)Represents expenses related to professional fees in connection with preparation for our initial public offering.
(d)Represents an adjustment related to the fair value of deferred revenue related to the Control4 acquisition.
(e)Represents expenses incurred related to deferred payments to employees associated with our Control4 acquisition and other historical acquisitions. The deferred payments are cash retention awards for key personnel from the acquired companies and are expected to be paid to employees through 2023. Management does not believe such costs are indicative of our ongoing operations as they are one-time awards specific to acquisitions and are incremental to our typical compensation costs incurred and we do not expect such costs to be reflective of future increases in base compensation expense.
(f)Represents non-recurring expenses primarily related to consulting and restructuring fees which management believes are not representative of our operating performance.
(g)Represents the tax impacts with respect to each adjustment noted above after taking into account the impact of permanent differences using the statutory tax rate related to the applicable federal and foreign jurisdictions and the blended state tax rate.

Contribution Margin

We define Contribution Margin for a particular period as net sales less cost of sales, exclusive of depreciation and amortization, divided by net sales. Management uses this key measure to understand and evaluate our financial performance, trends and generate future operating plans, make strategic decisions regarding the allocation of capital and analyze investments in initiatives that are focused on cultivating new markets for our products and services. We believe Contribution Margin is a useful measurement for analysts, investors and other interested parties to evaluate companies in our markets as they help identify underlying trends that could otherwise be masked by certain expenses that we do not consider indicative of our ongoing performance.

Contribution Margin has limitations as an analytical tool. This measure is not calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, Contribution Margin may not be comparable to similarly titled metrics of other companies due to differences among the methods of calculation.

The following table presents the calculation of Contribution Margin:

	Three Months Ended		Six Months Ended
	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
	(in thousands)
Net sales	$253,305	$189,119	$473,773	$361,730
Cost of sales, exclusive of depreciation and amortization (a)	152,140	109,243	281,016	209,633
Net sales less cost of sales, exclusive of depreciation and amortization	$101,165	$79,876	$192,757	$152,097
Contribution Margin	39.9%	42.2%	40.7%	42.0%

(a)Cost of sales, exclusive of depreciation and amortization for the three months ended June 25, 2021 and June 26, 2020 excludes depreciation and amortization of $14,198 and $14,500, respectively. Cost of sales, exclusive of depreciation and amortization for the six months ended June 25, 2021 and June 26, 2020 excludes depreciation and amortization of $27,910 and $28,983, respectively.

Free Cash Flow

We define Free Cash Flow as net cash (used in) provided by operating activities less capital expenditures (which consist of purchases of property and equipment as well as purchases of information technology, software development and leasehold improvements). We believe it is useful to exclude capital expenditures from our Free Cash Flow in order to measure the amount of cash we generate because the timing of such capital investments made may not directly correlate to the underlying financial performance of our business operations. Free Cash Flow is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for financial information prepared in accordance with GAAP. In addition, Free Cash Flow may not be comparable to similarly titled metrics of other companies due to differences among methods of calculation. Free Cash Flow provides useful information to investors and others in understanding and evaluating our ability to generate additional cash from our business in the same manner as our management and board of directors. Free Cash Flow may be affected in the near to medium term by the timing of capital investments (such as purchases of information technology and other equipment and leasehold improvements), fluctuations in our growth and the effect of such fluctuations on working capital and changes in our cash conversion cycle due to increases or decreases of vendor payment terms as well as inventory turnover.

The following table presents a reconciliation of net cash (used in) provided by operating activities to Free Cash Flow for the periods presented:

	Six Months Ended
	June 25, 2021	June 26, 2020
	(in thousands)
Net cash (used in) provided by operating activities	$(4,615)	$38,107
Purchases of property and equipment	(4,413)	(5,055)
Free Cash Flow	$(9,028)	$33,052

Basis of Presentation and Key Components of Results of Operations

Net Sales

We generate net sales by selling to our integrators hardware products both with and without embedded software, which are then resold to end consumers, typically in the installation of an audio/video, IT, smart-home, or surveillance-related package. We act both as a principal in selling proprietary products, and as an agent in selling certain third-party products through strategic partnerships with outside suppliers. In addition, we generate a small percentage of our revenue through recurring revenue from subscription services associated with product sales including hosting services, technical support, and access to unspecified software updates and upgrades. Revenue is recognized when the integrator obtains control of the product, which occurs upon shipment, in an amount that reflects the consideration expected to be received in exchange for those products net of estimated discounts, rebates, returns, allowances and any taxes collected and remitted to government authorities. Revenue allocated to subscription services is recognized over time as services are provided. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Policies — Revenue Recognition” in the Prospectus.

Cost of sales, exclusive of depreciation and amortization

Cost of sales, exclusive of depreciation and amortization includes expenses related to production of proprietary finished goods, including raw materials and inbound freight, purchase costs for third-party products produced by strategic partners and sold by Snap One, rebates, inventory reserve adjustments and employee costs related to assembly services. The components of our cost of sales, exclusive of depreciation and amortization may not be comparable to our peers. The changes in our cost of sales, exclusive of depreciation and amortization generally correspond with the changes in net sales and may be impacted by any significant fluctuations in the components of our cost of sales, exclusive of depreciation and amortization.

Selling, general and administrative expenses

Selling, general and administrative costs include payroll and related costs, occupancy costs, costs related to warehousing, distribution, outbound shipping to integrators, credit card processing fees, warranty, purchasing, advertising, research and development, non-income-based taxes, equity-based compensation, acquisition-related expenses and other corporate overhead costs. We expect that our selling, general and administrative expenses will increase in future periods as we continue to grow, and due to additional legal, accounting, insurance and other expenses that we expect to incur as a result of being a public company, including compliance with the Sarbanes-Oxley Act.

Depreciation and amortization

Depreciation expense is related to investments in property and equipment. Amortization expense consists of amortization of intangible assets originating from our acquisitions. Acquired intangible assets include developed technology, customer relationships, trademarks and trade names. We expect in the future that depreciation and amortization may increase based on acquisition activity, development of our platform and capitalized expenditures.

Interest expense

Interest expense includes interest expense on debt, including the Revolving Credit Facility, the Initial Term Loan, and the Incremental Term Loan (each of which is described in more detail below under “— Liquidity and Capital Resources — Debt Obligations”), as well as the non-cash amortization of deferred financing costs.

Other income

Other income includes interest income, foreign currency remeasurement and transaction gains and losses.

Income tax expense (benefit)

We are subject to U.S. federal, state and local income taxes as well as foreign income taxes based on enacted tax rates in each jurisdiction, as adjusted for allowable credits and deductions. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As a result, we recognize tax liabilities based on estimates of whether additional taxes will be due.

Results of Operations

The following table sets forth our results of operations and results of operations data expressed as a percentage of net sales for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended				Six Months Ended
	June 25, 2021	% of Net sales	June 26, 2020	% of Net sales	June 25, 2021	% of Net sales	June 26, 2020	% of Net sales
	($ in thousands)
Net Sales	$253,305	100.0%	$189,119	100.0%	$473,773	100.0%	$361,730	100.0%
Costs and expenses:
Cost of sales, exclusive of depreciation and amortization. .	152,140	60.1%	109,243	57.8%	281,016	59.3%	209,633	58.0%
Selling, general and administrative expenses	78,657	31.1%	60,095	31.8%	154,014	32.5%	127,481	35.2%
Depreciation and amortization	14,198	5.6%	14,500	7.7%	27,910	5.9%	28,983	8.0%
Total costs and expenses	244,995	96.7%	183,838	97.2%	462,940	97.7%	366,097	101.2%
Income (loss) from operations	8,310	3.3%	5,281	2.8%	10,833	2.3%	(4,367)	(1.2)%
Other expenses (income):
Interest expense	9,543	3.8%	11,742	6.2%	19,078	4.0%	24,545	6.8%
Other (income) expense	(296)	(0.1)%	(2,217)	(1.2)%	(509)	(0.1)%	(1,334)	(0.4)%
Total other expenses	9,247	3.7%	9,525	5.0%	18,569	3.9%	23,211	6.4%
Loss before income taxes	(937)	(0.4)%	(4,244)	(2.2)%	(7,736)	(1.6)%	(27,578)	(7.6)%
Income tax expense (benefit)	119	—%	(1,015)	(0.5)%	(644)	(0.1)%	(5,331)	(1.5)%
Net loss	(1,056)	(0.4)%	(3,229)	(1.7)%	(7,092)	(1.5)%	(22,247)	(6.1)%
Net loss attributable to noncontrolling interest	(12)	0.0%	(16)	0.0%	(34)	0.0%	(40)	0.0%
Net loss attributable to Company	$(1,044)	(0.4)%	$(3,213)	(1.7)%	$(7,058)	(1.5)%	$(22,207)	(6.1)%

Three Months and Six Months Ended June 25, 2021 Compared to the Three Months and Six Months Ended June 26, 2020

Net Sales

	Three Months Ended				Six Months Ended
	June 25, 2021	June 26, 2020	$ Change	% Change	June 25, 2021	June 26, 2020	$ Change	% Change
	($ in thousands)
Net Sales	$253,305	$189,119	$64,186	33.9%	$473,773	$361,730	$112,043	31.0%
Net sales increased by $64.2 million, or 33.9%, in the three months ended June 25, 2021 compared to the three months ended June 26, 2020. The growth during the quarter was driven by strong overall demand across the business. Both proprietary and third-party product portfolios grew over 29%, with all product categories, geographic regions and markets experiencing growth in the quarter. Additionally, in the prior year quarter net sales were affected by initial declines in demand due to the impact of COVID-19. Net sales in the most recent quarter also benefited from the continued ramp of local branches with the opening of five additional branches between the end of the second quarter of 2020 and end of the second quarter of 2021. Net sales growth was partially offset by supply chain challenges resulting in stock outs late in the second quarter of 2021.

Net sales increased by $112.0 million, or 31.0%, in the six months ended June 25, 2021 compared to the six months ended June 26, 2020. Growth was strong across product categories, geographic regions, and markets as we added new integrators, increased spend per integrator and lapped the demand trough from COVID-19 in the second quarter of the prior year.

Cost of Sales, exclusive of depreciation and amortization

	Three Months Ended				Six Months Ended
	June 25, 2021	June 26, 2020	$ Change	% Change	June 25, 2021	June 26, 2020	$ Change	% Change
	($ in thousands)
Cost of sales, exclusive of depreciation and amortization	$152,140	$109,243	$42,897	39.3%	$281,016	$209,633	$71,383	34.1%
As a percentage of net sales	60.1%	57.8%			59.3%	58.0%

Cost of sales, exclusive of depreciation and amortization, increased $42.9 million, or 39.3%, in the three months ended June 25, 2021 compared to the three months ended June 26, 2020, primarily driven by higher sales volumes. As a percentage of net sales, cost of sales, exclusive of depreciation and amortization, increased to 60.1% in the current period from 57.8% in the prior period. The increase in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales was primarily due to accelerated growth in third-party product sales relative to the sales growth of proprietary product. The increasing mix of third-party product was driven by expansion of product and brand assortment accelerated by the execution of our omni-channel strategy of opening local branches, which typically sell more third-party product relative to proprietary product. Our third-party products also have higher cost of sales, exclusive of depreciation and amortization, as a percentage of net sales relative to our proprietary products. The increase in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales was also partially due to increasing costs from suppliers and higher inbound freight costs given ongoing supply chain pressures. This increase in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales resulted in a lower Contribution Margin of 39.9% for three months ended June 25, 2021 compared to 42.2% for the three months ended June 26, 2020.

Cost of sales, exclusive of depreciation and amortization, increased $71.4 million, or 34.1%, in the six months ended June 25, 2021 compared to the six months ended June 26, 2020, driven by higher sales volumes. As a percentage of net sales, cost of sales, exclusive of depreciation and amortization, increased to 59.3% in the current period from 58.0% in the prior period. The increase in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales was primarily due to growth in third-party product sales mix as we further execute our omni-channel strategy by opening local branches which typically sell more third-party product than proprietary product, as well as increasing costs from suppliers and higher inbound freight costs given ongoing supply chain pressures. This increase in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales resulted in a lower Contribution Margin of 40.7% for the six months ended June 25, 2021, compared to 42.0% for the six months ended June 26, 2020.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended				Six Months Ended
	June 25, 2021	June 26, 2020	$ Change	% Change	June 25, 2021	June 26, 2020	$ Change	% Change
	($ in thousands)
Selling, general and administrative expenses	$78,657	$60,095	$18,562	30.9%	$154,014	$127,481	$26,533	20.8%
As a percentage of net sales	31.1%	31.8%			32.5%	35.2%

Selling, general and administrative expenses increased $18.6 million, or 30.9%, in the three months ended June 25, 2021 compared to the three months ended June 26, 2020. The increase in selling, general, administrative expenses was due to increases in variable operating expenses, including outbound shipping, credit card processing fees and warranty, driven by higher sales volumes, the return to normalized spending following the temporary cost reductions taken to mitigate the impact of COVID-19 in 2020, continued investments to support strategic growth initiatives, and costs associated with becoming a public company.

Selling, general and administrative expenses increased $26.5 million, or 20.8%, in the six months ended June 25, 2021 compared to the six months ended June 26, 2020. The increase in selling, general, administrative expenses was due to increases in variable operating expenses, including outbound shipping, credit card processing fees and warranty, driven by higher sales volumes, the return to normalized spending following the temporary cost reductions taken to mitigate the impact of COVID-19 in 2020, continued investments to support strategic growth initiatives, and costs associated with becoming a public company.

Depreciation and Amortization

	Three Months Ended				Six Months Ended
	June 25, 2021	June 26, 2020	$ Change	% Change	June 25, 2021	June 26, 2020	$ Change	% Change
	($ in thousands)
Depreciation and amortization	$14,198	$14,500	$(302)	(2.1)%	$27,910	$28,983	$(1,073)	(3.7)%
As a percentage of net sales	5.6%	7.7%			5.9%	8.0%

Depreciation and amortization expenses decreased by $0.3 million, or 2.1%, in the three months ended June 25, 2021 compared to the three months ended June 26, 2020, and by $1.1 million, or 3.7%, in the six months ended June 25, 2021 compared to the six months ended June 26, 2020. Depreciation expense decreased primarily due to certain software assets that became fully depreciated during fiscal year 2020. Amortization expense associated with intangible assets acquired remained flat between periods.

Interest Expense

	Three Months Ended				Six Months Ended
	June 25, 2021	June 26, 2020	$ Change	% Change	June 25, 2021	June 26, 2020	$ Change	% Change
	($ in thousands)
Interest Expense	$9,543	$11,742	$(2,199)	(18.7)%	$19,078	$24,545	$(5,467)	(22.3)%
As a percentage of net sales	3.8%	6.2%			4.0%	6.8%

Interest expense decreased by $2.2 million, or 18.7%, in the three months ended June 25, 2021 compared to the three months ended June 26, 2020, and by $5.5 million, or 22.3%, in the six months ended June 25, 2021 compared to the six months ended June 26, 2020. The decrease was primarily driven by lower average borrowing rates on our debt and a lower average outstanding balance on our revolving credit facility in the current period.

Other Income

	Three Months Ended				Six Months Ended
	June 25, 2021	June 26, 2020	$ Change	% Change	June 25, 2021	June 26, 2020	$ Change	% Change
	($ in thousands)
Other income	$(296)	$(2,217)	$1,921	(86.6)%	$(509)	$(1,334)	$825	(61.8)%
As a percentage of net sales	(0.1)%	(1.2)%			(0.1)%	(0.4)%

Other income decreased by $1.9 million, or 86.6%, in the three months ended June 25, 2021 compared to the three months ended June 26, 2020, primarily due to a $1.0 million gain on the sale of a business in the prior year, as well as foreign currency gains in the prior year resulting from favorable foreign currency movements in the U.K. and Australia.

Other income decreased by $0.8 million, or 61.8%, in the six months ended June 25, 2021 compared to the six months ended June 26, 2020 due to a $1.0 million gain on the sale of a business in the prior year.

Income Tax Expense (Benefit)

	Three Months Ended				Six Months Ended
	June 25, 2021	June 26, 2020	$ Change	% Change	June 25, 2021	June 26, 2020	$ Change	% Change
	($ in thousands)
Income tax expense (benefit)	$119	$(1,015)	$1,134	(111.7)%	$(644)	$(5,331)	$4,687	(87.9)%
As a percentage of net sales	—%	(0.5)%			(0.1)%	(1.5)%

The Company recognized income tax expense of $0.1 million for the three months ended June 25, 2021 compared to a benefit of $1.0 million for the three months ended June 26, 2020. The effective tax rate for the three months ended June 25, 2021 was an expense of 12.7%, and a benefit of 23.9% for the three months ended June 26, 2020. The change in the effective tax rate in the three months ended June 25, 2021 and the difference from the statutory rate, was primarily the result of discrete items recognized related to one-time transaction costs, the adjustment of deferred tax liabilities and the benefit of certain tax credits.

Income tax benefit decreased by $4.7 million, or 87.9%, in the six months ended June 25, 2021 compared to the six months ended June 26, 2020. The effective tax rate for the six months ended June 25, 2021 was a benefit of 8.33% compared to a benefit of 19.33% for the six months ended June 26, 2020. The change in the effective tax rate for the six months ended June 25, 2021, and the difference from the U.S. federal statutory rate of 21%, was primarily the result of discrete items recognized related to one-time transaction costs, the adjustment of deferred tax liabilities and the benefit of certain tax credits.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are net cash provided by operating activities and availability under our Credit Agreement. We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary uses on a short-term and long-term basis are for working capital requirements, capital expenditures, geographic or service offering expansion, acquisitions, debt service requirements and other general corporate purposes. Our primary working capital requirements are for the purchase of inventory, payroll, rent, other facility costs, distribution costs and general and administrative costs. Our working capital requirements fluctuate during the year, driven primarily by seasonality and the timing of inventory purchases. Our capital expenditures are primarily related to infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems, ongoing location improvements (joint design and manufacturing tooling), expenditures related to our distributions centers, and new location openings. We expect to fund capital expenditures from net cash provided by operating activities.

We have historically funded our operations and acquisitions primarily through internally generated cash on hand and our Credit Facilities, except for the acquisition of Control4 which was partially funded by a capital contribution from Crackle Holdings, L.P. (the “Parent”). Most recently, we raised an aggregate of $233.7 million, after deducting underwriting discounts and commissions, in our initial public offering (“IPO”) which closed on July 30, 2021, and on August 18, 2021, we received an additional $19.8 million, after deducting underwriting discounts and commissions, from the sale of 1,170,812 additional shares of common stock to the underwriters of the IPO pursuant to the underwriters’ exercise of their option to purchase additional shares. On August 4, 2021, the Company used a portion of the net proceeds from the IPO to repay a portion of the Incremental Term Loan outstanding under the Credit Agreement totaling $215.9 million, plus accrued interest of $1.0 million. The Company will incur a charge of $6.6 million related to the write-off of unamortized debt issuance costs.

Working Capital, Excluding Deferred Revenue

The following table summarizes our cash, cash equivalents, accounts receivable and working capital, which we define as current assets minus current liabilities excluding deferred revenue, for the periods indicated:

	As of
	June 25, 2021	December 25, 2020
	(in thousands)
Cash and cash equivalents	$35,850	$77,458
Accounts receivable, net	56,650	49,363
Working capital, excluding deferred revenue	147,575	141,476

Our cash and cash equivalents as of June 25, 2021 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that reduce the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

We believe that our existing cash and cash equivalents, together with expected cash flow from operating activities, will be sufficient to fund our operations and capital expenditure requirements for the next 12 months. Beyond the next 12 months, our primary capital requirements primarily consist of required principal and interest payments on long-term debt and lease payments under non-cancelable lease commitments as further described in Notes 8 and 14 to our consolidated financial statements included in our Prospectus. If cash provided by operating activities and borrowings under our Credit Agreement are not sufficient or available to meet our short and long-term capital requirements, then we may consider additional equity or debt financing in the future. There can be no assurance debt or equity financing will be available to us if we need it or, if available, the terms will be satisfactory to us. Our sources of liquidity could be affected by factors described under “Risk Factors” in our Prospectus.

Debt Obligations

On August 4, 2017, our wholly-owned subsidiary, Wirepath LLC (the “Borrower”) entered into a Credit Agreement (the “Credit Agreement”) with various financial institutions consisting of a Revolving Credit Facility that provided for borrowings of up to $50.0 million, and an Initial Term Loan in the amount of $265.0 million. The Revolving Credit Facility matures on August 4, 2022, and the Initial Term Loan matures on August 4, 2024. We can elect that loans under the Revolving Credit Facility and Initial Term Loan be alternate base rate loans or LIBOR-based loans, each at the published interest rates, plus the applicable margin as further discussed below. We have elected LIBOR-based loans in each instance.

On February 5, 2018, the Credit Agreement was amended to reduce the applicable interest rate margin on the Revolving Credit Facility and Initial Term Loan by 0.75 percentage points each. On October 31, 2018, the Credit Agreement was amended for a second time to increase the Initial Term Loan principal to $292.4 million, with a reduction of 0.50 percentage points to the applicable interest rate margin on the Revolving Credit Facility and Initial Term Loan. On August 1, 2019, the Credit Agreement was amended for a third time to provide an Incremental Term Loan in the amount of $390.0 million and increase commitments under the Revolving Credit Facility to $60.0 million. Borrowings under the Revolving Credit Facility and term loans bear interest at a variable rate, at the Borrower’s option, of either (i) a eurodollar rate based on LIBOR for a specific interest period plus an applicable margin, subject to a eurodollar rate floor of 0.00%, or (ii) an alternate base rate plus an applicable margin, subject to a base rate floor of 0.00%. Interest on the Revolving Credit Facility and the term loans is payable quarterly in arrears with respect to alternate base rate loans and payable on the last day of each applicable interest period (or, in the case of an interest period in excess of three months, on three-month intervals of the first day of such interest period) with respect to eurodollar rate loans. The margins for the Revolving Credit Facility range from 3.50% to 4.00% per annum for eurodollar rate loans and 2.50% to 3.00% per annum for alternate base rate loans, depending on the applicable first lien secured leverage ratio. The margins for the Initial Term Loan are fixed at 4.00% per annum for eurodollar rate loans and 3.00% per annum for alternate base rate loans. The margins for the Incremental Term Loan are fixed at 4.75% per annum for eurodollar rate loans and 3.75% per annum for alternate base rate loans. Unused commitments under the Revolving Credit Facility are subject to a commitment fee ranging from 0.25% to 0.50% depending on the applicable first lien secured net leverage ratio.

The LIBOR-based rate for the Revolving Credit Facility and the Initial Term Loan is LIBOR (0.20% and 0.22% as of June 25, 2021 and December 25, 2020, respectively), plus the applicable margin (4.00% as of June 25, 2021 and December 25, 2020), amounting to an effective rate of 4.20% as of June 25, 2021 and 4.22% as of December 25, 2020. The LIBOR-based rate for the Incremental Term Loan is LIBOR (0.20% and 0.22% as of June 25, 2021 and December 25, 2020, respectively), plus the applicable margin (4.75% as of June 25, 2021 and December 25, 2020), amounting to an effective rate of 4.95% as of June 25, 2021 and 4.97% as of December 25, 2020.

On December 31, 2018, we purchased an interest rate cap to guard against unexpected increases in LIBOR to which our debt instruments are tied. Pursuant to the agreements, we have capped LIBOR at 3.55% with respect to the aggregate notional amount of $189.6 million, decreasing by scheduled principal payments on the Initial Term Loan through the expiration of the agreements in December 2021. In the event LIBOR exceeds 3.55%, we will pay interest at the capped rate plus the applicable margin. In the event LIBOR is less than 3.55%, we will pay interest at the prevailing LIBOR rate plus the applicable margin. The asset is recorded at fair value.

The term loans amortize in fixed equal quarterly installments in an amount equal to 1.0% per annum of the total aggregate principal amount thereof immediately after borrowing, with the balance due at maturity. We may voluntarily prepay loans or reduce commitments under the Credit Agreement, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty (subject to customary exceptions). We may be required, with certain exceptions, to make mandatory payments under the Credit Agreement using a percentage of our annual excess cash flows or net proceeds from any non- ordinary course asset sales or certain debt issuances, if any.

The Borrower’s obligations under the Credit Agreement are guaranteed by its direct parent company, our wholly owned subsidiary Crackle Purchaser LLC (formerly known as Crackle Purchaser Corp.) and each of the Borrower’s current and future direct and indirect subsidiaries other than (i) foreign subsidiaries, (ii) unrestricted subsidiaries, (iii) non-wholly owned subsidiaries, (iv) immaterial subsidiaries and (v) certain holding companies of foreign subsidiaries, and are secured by a first lien on substantially all of their assets, including the capital stock of subsidiaries (subject to certain exceptions).

The Credit Agreement contains various customary affirmative and negative covenants. The financial covenants we are measured against are consolidated earnings before interest, taxes, depreciation and amortization, adjusted for allowable add-backs specified in the Credit Agreement (“consolidated EBITDA”), and associated ratios, as defined in the Credit Agreement. We were in compliance with such covenants as of June 25, 2021 and December 25, 2020.

In addition, the Revolving Credit Facility is subject to a first lien secured net leverage ratio of 8.15 to 1:00, tested quarterly if, and only if, the aggregate principal amount from the revolving facility loans, letters of credit (to the extent not cash collateralized or backstopped or, in the aggregate, not in excess of the greater of $5.0 million and the stated face amount of letters of credit outstanding on the initial closing date of the Credit Agreement) and swingline loans outstanding and/or issued, as applicable, exceeds 35.0% of the total amount of the Revolving Credit Facility commitments.

As of June 25, 2021, we had no borrowings under the Revolving Credit Facility, $285.0 million outstanding under the Initial Term Loan and $384.2 million outstanding under the Incremental Term Loan. As of December 25, 2020, the Company had no borrowings under the Revolving Credit Facility, $286.5 million outstanding under the Initial Term Loan and $386.1 million outstanding under the Incremental Term Loan.

Historical Cash Flows

The following table sets forth our cash flows for the six months ended June 25, 2021 and June 26, 2020:

	Six Months Ended
	June 25, 2021	June 26, 2020
	(in thousands)
Net cash (used in) provided by operating activities	$(4,615)	$38,107
Net cash used in investing activities	(30,663)	(4,418)
Net cash (used in) provided by financing activities	(6,325)	48,249

Operating Activities

Net cash used in operating activities was $4.6 million in the six months ended June 25, 2021 as compared to net cash provided of $38.1 million in the six months ended June 26, 2020, an increase of $42.7 million. The increase was driven primarily by a net increase in cash used for operating assets and liabilities, including an increase in inventory to protect against supply chain uncertainty. In the prior year, we managed our working capital position in light of the COVID-19 pandemic by increasing focus on collections of accounts receivable, managing inventory levels, and negotiating extended payment terms with vendors, resulting in increased cash flow from operations in fiscal year 2020. These increases were partially offset by a decrease in net losses.

Investing Activities

Net cash used in investing activities was $30.7 million in the six months ended June 25, 2021 as compared to $4.4 million in six months ended June 26, 2020, an increase of $26.3 million. The increase in net cash used in investing activities for the six months ended June 25, 2021 was primarily due to the acquisition of Access Networks in the current period.

Financing Activities

Net cash used in financing activities was $6.3 million for the six months ended June 25, 2021 compared to net cash provided by of $48.2 million in the six months ended June 26, 2020, a decrease of $54.5 million. The decrease was primarily due to proceeds from our revolving credit facility of $52.0 million in the prior year which included cash borrowings taken in order to enhance our liquidity during the COVID-19 outbreak. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for more information. Additionally, in the six months ended June 25, 2021, we had $2.4 million in payments of deferred IPO costs.

Off-Balance Sheet Arrangements

As of June 25, 2021 and December 25, 2020, we had off-balance sheet arrangements totaling $4.9 million related to our outstanding letters of credit as further described in Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Contractual Obligations

As of June 25, 2021, there have been no material changes from the contractual obligations and commitments previously disclosed in our Prospectus.

Critical Accounting Estimates and Policies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates and Policies” and our consolidated financial statements and related notes disclosed in our Prospectus for accounting policies and related estimates we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions, or involve uncertainties. These critical accounting estimates and policies include revenue recognition; share-based compensation; income taxes; business combinations; inventories, net; goodwill and intangible assets; warranties; and contingent valuation rights. There have been no changes to our critical accounting estimates and policies or their application since the date of the Prospectus.

Recent Accounting Pronouncements

Refer to Note 2 of the Notes to the Condensed Consolidated Financial Statements for information regarding recently issued accounting pronouncements.
Emerging Growth Company Status

We qualify as an “emerging growth company” as defined in the JOBS Act. An emerging growth company may take advantage of reduced reporting requirements that are not otherwise applicable to public companies. These provisions include, but are not limited to:
•being permitted to present only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus;

•not being required to comply with the auditor attestation requirements on the effectiveness of our internal controls over financial reporting;

•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion of critical audit matters);

•reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, proxy statements and registration statements, including in our Prospectus; and

•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may use these provisions until the last day of our fiscal year in which the fifth anniversary of the completion of our IPO occurs (which will be our 2026 fiscal year). However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion, or we issue more than $1.0 billion of nonconvertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.

Under the JOBS Act, emerging growth companies also can delay adopting new or revised accounting standards until such time as those standards would otherwise apply to private companies. We currently intend to take advantage of this exemption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates and market concentration risk.

Interest Rate Risk

We are subject to interest rate risk in connection with our Credit Agreement. As of December 25, 2020, we had $672.6 million outstanding under the term loan portion of the Credit Agreement. The term loans bear interest at variable rates. After taking into account our interest rate caps: (i) an increase of 100 basis points in the variable rates on the amounts outstanding under the Credit Agreement as of December 25, 2020 would have increased annual cash interest in the aggregate by approximately $7.1 million; and (ii) a decrease of 100 basis points in the variable rates would have decreased annual cash interest in the aggregate by approximately $5.8 million. Please refer to “— Liquidity and Capital Resources — Debt Obligations” for information regarding the interest rate cap agreement that we entered into to guard against unexpected increases in LIBOR on a portion of our variable-rate term loans and limit our exposure to interest rate variability.

Foreign Currency Exchange Risk

Substantially all of our net sales and operating expenses are currently denominated in U.S. dollars. An immediate 10% increase or decrease in the relative value of the U.S. dollar as compared to other currencies in the foreign jurisdictions in which we operate would not have a material effect on our operating results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under such Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

As disclosed in the section entitled “Risk Factors” in our Prospectus, we previously identified a material weakness in our internal control over financial reporting. Specifically, we did not design or maintain an effective control environment over certain information technology (“IT”) general controls or information systems and applications that are relevant to the preparation of our consolidated financial statements. We have taken and intend to continue to take steps to remediate the material weakness described above through additional measures that include hiring additional personnel with public company experience, and further evolving our accounting and business processes related to internal controls over financial reporting, including a plan for future system enhancements. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) under the Securities Exchange Act of 1934 that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or would be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of our business. Management believes that we do not have any pending or threatened litigation which, individually or in the aggregate, would have a material adverse effect on our business, results of operations, financial condition or cash flows.

For additional information, see Note 14 of the Notes to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to our risk factors that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Prospectus which is accessible on the SEC’s website at www.sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In connection with the IPO of Snap One Holdings Corp.’s common stock, Snap One Holdings Corp. effected a series of transactions occurring at various times prior to and/or concurrently with the closing of the IPO that resulted in a reorganization of its business (the “Equity Conversion”). In connection with the Equity Conversion, on July 27, 2021, Snap One Holdings Corp. issued 1,658,940 restricted shares of its common stock and on July 28, 2021, Snap One Holdings Corp. issued options to purchase 5,398,617 shares of its common stock at an exercise price of $18.00 per share. The restricted shares and stock options were issued to certain current and former members of management and employees who had, until the Equity Conversion, held partnership interests in Crackle Holdings, L.P., the former sole shareholder of Snap One Holdings Corp., which was dissolved and liquidated in connection with the Equity Conversion. In connection with the IPO, Snap One Holdings Corp. issued 383,354 restricted stock units and options to acquire 200,000 shares of common stock at an exercise price of $18.00 per share to certain employees. No underwriters were involved in the issuance of these restricted shares of common stock, restricted stock units and options to purchase common stock.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The issuance of the above securities was made in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

Use of Proceeds

On July 30, 2021, we completed our IPO in which we issued and sold 13,850,000 shares of common stock. On August 18, 2021, we sold an additional 1,170,812 shares of common stock to the underwriters pursuant to the underwriters’ exercise of their option to purchase additional shares. The shares sold in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333- 257624) which was declared effective by the U.S. Securities and Exchange Commission on July 27, 2021. Our shares of common stock, including the 1,170,812 additional shares sold to the underwriters pursuant to their exercise of their option to purchase additional shares, were sold at an initial offering price of $18.00 per share, which generated net proceeds of approximately $253.5 million after deducting underwriting discounts and commissions of $16.9 million. We incurred offering expenses of approximately $5.3 million. We used the proceeds (net of underwriting discounts and offering expenses) from the issuance of 13,850,000 shares ($228.4 million) in the IPO to repay a portion of the term loan outstanding under our Credit Agreement totaling $215.9 million, plus accrued interest thereon of approximately $1.0 million. We will use the remaining proceeds, including the proceeds from the sale of the 1,170,812 additional shares sold to the underwriters, for general corporate purposes. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Jefferies LLC and UBS Securities LLC acted as lead book-running managers and as representatives of the underwriters for the offering.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of June 19, 2017, by and among Crackle Purchaser Corp., Crackle Merger Sub I Corp., Crackle Merger Sub II Corp., General Atlantic (Amplify) Holdco LLC, Amplify Holdings LLC, General Atlantic (Amplify) LLC, GA Escrow, LLC and JWF Rollover, LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement on Form S-1, as filed with the SEC on July 2, 2021 (hereinafter the “Registration Statement filed on July 2”)).

3.1*	Third Amended and Restated Certificate of Incorporation of Snap One Holdings Corp.

3.2*	Second Amended and Restated Bylaws of Snap One Holdings Corp.

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement filed on July 2).

10.1*	Stockholders Agreement, dated as of July 27, 2021 among Snap One Holdings Corp. and the other parties named therein.

10.2
Credit Agreement, dated as of August 4, 2017 by and among Wirepath LLC, as borrower, Crackle Purchaser Corp. as holdings, the lenders and letter of credit issuers from time to time party thereto, UBS AG, Stamford Branch, as the administrative agent, collateral agent and swingline lender, and the other parties thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement filed on July 2).

10.3
Amendment Agreement, dated as of November 1, 2017, to the Credit Agreement, by and among Wirepath LLC, as borrower, Crackle Purchaser Corp. as holdings, the lenders and letter of credit issuers from time to time party thereto, UBS AG, Stamford Branch, as the administrative agent, collateral agent and swingline lender, and the other parties thereto (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement filed on July 2).

10.4
Incremental Agreement No. 1, dated as of February 5, 2018, to the Credit Agreement, by and among Wirepath LLC, as borrower, Crackle Purchaser LLC (f/k/a Crackle Purchaser Corp.), as holdings, the lenders and letter of credit issuers from time to time party thereto, UBS AG, Stamford Branch, as the administrative agent, collateral agent and swingline lender, and the other parties thereto (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement filed on July 2).

10.5
Incremental Agreement No. 2, dated as of October 31, 2018, to the Credit Agreement, by and among Wirepath LLC, as borrower, Crackle Purchaser LLC (f/k/a Crackle Purchaser Corp.), as holdings, the lenders and letter of credit issuers from time to time party thereto, UBS AG, Stamford Branch, as the administrative agent, collateral agent and swingline lender, and the other parties thereto (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement filed on July 2).

10.6
Incremental Agreement No. 3, dated as of August 1, 2019, to the Credit Agreement, by and among Wirepath LLC, as borrower, Crackle Purchaser LLC (f/k/a Crackle Purchaser Corp.), as holdings, the lenders and letter of credit issuers from time to time party thereto, UBS AG, Stamford Branch, as the administrative agent, collateral agent and swingline lender, and the other parties thereto (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement filed on July 2).

10.7+
Form of Indemnification Agreement between Snap One Holdings Corp. and directors and officers of Snap One Holdings Corp. (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement filed on July 2).

10.8+	Snap One Holdings Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement filed on July 19).

10.9+	Form of Option Agreement under the Snap One Holdings Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement filed on July 2).

10.10+
Form of Restricted Stock Agreement under the Snap One Holdings Corp. 2021 Equity Incentive Plan (Employee) (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement filed on July 2).

10.11+
Form of Restricted Stock Agreement under the Snap One Holdings Corp. 2021 Equity Incentive Plan (Director) (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement filed on July 2).

10.12+	Snap One Holdings Corp. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement filed on July 19).

10.13+	Snap One Holdings Corp. Director Deferral Plan (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement filed on July 19).

10.14*	Tax Receivable Agreement dated July 27, 2021 between Snap One Holdings Corp. and the TRA Participants named therein.

10.15
Form of Exchange Agreement among Snap One Holdings Corp. and the other parties named therein (Employee) (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement filed on July 19).

10.16
Form of Exchange Agreement among Snap One Holdings Corp. and the other parties named therein (Director) (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement filed on July 19).

10.17	Form of Escrow Agreement among Snap One Holdings Corp. and the other parties named therein (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement filed on July 19).

10.18+
Amended and Restated Employment Agreement, dated as of August 4, 2017, by and between Wirepath Home Systems, LLC (d/b/a SnapAV) and John Heyman (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement filed on July 19).

10.19+
Employment Agreement, dated as of March 22, 2016, by and between Wirepath Home Systems, LLC (d/b/a SnapAV) and Jeffrey Hindman (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement filed on July 19).

10.20+
Offer Letter, dated as of August 4, 2017, by and between Wirepath Home Systems, LLC (d/b/a SnapAV) and Jeffrey Hindman (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement filed on July 19).

10.21+
Employment Agreement, dated as of October 7, 2014, by and between Wirepath Home Systems, LLC (d/b/a SnapAV) and Michael Carlet (incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement filed on July 19).

10.22+
Offer Letter, dated as of August 4, 2017, by and between Wirepath Home Systems, LLC (d/b/a SnapAV) and Michael Carlet (incorporated by reference to Exhibit 10.22 of the Registrant’s Registration Statement filed on July 19).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Snap One Holdings Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Snap One Holdings Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Snap One Holdings Corp.

August 27, 2021	By:	/s/ John Heyman
Name: John Heyman
Title: Chief Executive Officer

August 27, 2021	By:	/s/ Michael Carlet
Name: Michael Carlet
Title: Chief Financial Officer