Form 10-Q
period 2021-09-24
Snap One Holdings Corp.
filed 2021-11-05
CIK 1856430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2021
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had outstanding 75,889,278 shares of common stock as of November 2, 2021.

Unless otherwise indicated, references to the “Company,” “Snap One,” “we,” “us,” and “our” in this report refer to Snap One Holdings Corp. and its consolidated subsidiaries. References to the “Parent” means Crackle Holdings, L.P., the entity that, until the completion of our initial public offering, held all our outstanding equity.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements, and should be evaluated as such. The preceding list is not intended to be an exhaustive list of all our forward-looking statements. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and other similar expressions. These forward-looking statements are contained throughout this report.

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
•Risks Related to Intellectual Property;
•Risks Related to Our International Operations;
•Risks Related to Our Indebtedness;
•Risks Related to Our Financial Statements;
•Risks Related to Our Common Stock; and
•the other factors discussed under “Risk Factors” in our final Prospectus filed with the SEC on July 29, 2021 pursuant to Rule 424(b) under the Securities Act (hereinafter, “Prospectus”).
The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations about future events. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Before investing in our common stock, investors should be aware that the occurrence of the events described under the caption “Risk Factors” in our Prospectus and elsewhere in this report could have a material adverse effect on our business, results of operations and future financial performance.

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

Item 1. Financial Statements
Snap One Holdings Corp. and Subsidiaries

Condensed Consolidated Balance Sheets
(in thousands, except par value)

	As of
	September 24, 2021	December 25, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,591	$77,458
Accounts receivable, net	54,119	49,363
Inventories, net	174,377	157,099
Prepaid expenses and other current assets	31,308	9,650
Total current assets	320,395	293,570

Long-term assets:
Property and equipment, net	21,029	20,208
Goodwill	581,136	559,735
Other intangible assets, net	599,485	617,616
Other assets	8,435	6,409
Total assets	$1,530,480	$1,497,538

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$2,924	$21,149
Accounts payable	65,566	68,941
Accrued liabilities	80,860	80,658
Total current liabilities	149,350	170,748

Long-term liabilities:
Long-term debt, net of current portion	438,676	630,864
Deferred income tax liabilities, net	51,956	55,518
Tax receivable agreement liability	112,681	—
Other liabilities	26,334	22,669
Total liabilities	778,997	879,799

Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value, 500,000 shares authorized; 74,238 shares issued and outstanding as of September 24, 2021 and 59,217 shares issued and outstanding at December 25, 2020	742	592
Preferred stock, $0.01 par value; 50,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	821,827	659,093
Accumulated deficit	(71,605)	(43,018)
Accumulated other comprehensive income	248	756
Company’s stockholders’ equity	751,212	617,423
Noncontrolling interest	271	316
Total stockholders’ equity	751,483	617,739
Total liabilities and stockholders’ equity	$1,530,480	$1,497,538
See accompanying Notes to the Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries

Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Net sales	$260,746	$226,276	$734,519	$588,006
Costs and expenses:
Cost of sales, exclusive of depreciation and amortization	151,281	133,131	432,297	342,764
Selling, general and administrative expenses	105,005	66,962	259,019	194,443
Depreciation and amortization	14,287	14,368	42,197	43,351
Total costs and expenses	270,573	214,461	733,513	580,558
(Loss) income from operations	(9,827)	11,815	1,006	7,448
Other expenses (income):
Interest expense	7,511	11,330	26,589	35,875
Other expense (income), net	6,931	(224)	6,422	(1,558)
Total other expenses	14,442	11,106	33,011	34,317
(Loss) income before income taxes	(24,269)	709	(32,005)	(26,869)
Income tax benefit	(2,729)	(694)	(3,373)	(6,025)
Net (loss) income	(21,540)	1,403	(28,632)	(20,844)
Net loss attributable to noncontrolling interest	(11)	(14)	(45)	(54)
Net (loss) income attributable to Company	$(21,529)	$1,417	$(28,587)	$(20,790)

Net (loss) income per share, basic and diluted	$(0.31)	$0.02	$(0.46)	$(0.35)
Weighted average shares outstanding, basic and diluted	68,672	59,217	62,369	59,011
See accompanying Notes to the Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Net (loss) income	$(21,540)	$1,403	$(28,632)	$(20,844)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(488)	285	(508)	(32)
Comprehensive (loss) income	(22,028)	1,688	(29,140)	(20,876)
Comprehensive loss attributable to noncontrolling interest	(11)	(14)	(45)	(54)
Comprehensive (loss) income attributable to Company	$(22,017)	$1,702	$(29,095)	$(20,822)
See accompanying Notes to the Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Accumulated Deficit		Noncontrolling Interest	Total Stockholders’ Equity
Balance - December 25, 2020	59,217	$592	$659,093	$(43,018)	$756	$316	$617,739
Net loss	—	—	—	(6,014)	—	(22)	(6,036)
Foreign currency translation adjustments	—	—	—	—	(52)	—	(52)
Equity-based compensation	—	—	1,060	—	—	—	1,060
Balance - March 26, 2021	59,217	$592	$660,153	$(49,032)	$704	$294	$612,711
Equity Contributions	—	—	10,025	—	—	—	10,025
Net loss	—	—	—	(1,044)	—	(12)	(1,056)
Foreign currency translation adjustments	—	—	—	—	32	—	32
Equity-based compensation	—	—	1,178	—	—	—	1,178
Balance - June 25, 2021	59,217	$592	$671,356	$(50,076)	$736	$282	$622,890
Net loss	—	—	—	(21,529)	—	(11)	(21,540)
Foreign currency translation adjustments	—	—	—	—	(488)	—	(488)
Equity-based compensation	—	—	14,391	—	—	—	14,391
Issuance of common stock for initial public offering, net of offering costs	15,021	150	249,004	—	—	—	249,154
Establishment of income tax receivable liability	—	—	(112,681)	—	—	—	(112,681)
Other	—	—	(243)		—	—	(243)
Balance - September 24, 2021	74,238	$742	$821,827	$(71,605)	$248	$271	$751,483

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Accumulated Deficit		Noncontrolling Interest	Total Stockholders’ Equity
Balance - December 27, 2019	58,140	$581	$654,420	$(18,134)	$(39)	$99	$636,927
Net loss	—	—	—	(18,994)	—	(24)	(19,018)
Foreign currency translation adjustments	—	—	—	—	(434)	—	(434)
Equity-based compensation	—	—	1,362	—	—	—	1,362
Balance - March 27, 2020	58,140	$581	$655,782	$(37,128)	$(473)	$75	$618,837
Capital contributions	—	—	243	—	—	—	243
Net loss	—	—	—	(3,213)	—	(16)	(3,229)
Foreign currency translation adjustments	—	—	—	—	117	—	117
Equity-based compensation	—	—	1,185	—	—	—	1,185
Additional share issuance	1,077	11	(11)	—	—	—	—
Balance - June 26, 2020	59,217	$592	$657,199	$(40,341)	$(356)	$59	$617,153
Capital contributions	—	—	157	—	—	90	247
Net income (loss)	—	—	—	1,417	—	(14)	1,403
Foreign currency translation adjustments	—	—	—	—	285	—	285
Equity-based compensation	—	—	1,025	—	—	—	1,025
Balance - September 25, 2020	59,217	$592	$658,381	$(38,924)	$(71)	$135	$620,113
See accompanying Notes to the Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	September 24, 2021	September 25, 2020
Cash flows from operating activities:
Net loss	$(28,632)	$(20,844)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	42,197	43,351
Amortization of debt issuance costs	4,208	4,575
Write-off of unamortized debt issuance costs	6,645	—
Unrealized loss on interest rate cap	—	5
Deferred income taxes	(3,563)	(5,797)
Gain on sale of business	—	(979)
Loss on sale and disposal of property and equipment	195	16
Equity-based compensation	16,629	3,572
Bad debt expense	443	828
Fair value adjustment to contingent value rights	1,200	300
Change in operating assets and liabilities:
Accounts receivable	(4,097)	(6,910)
Inventories	(15,250)	8,992
Prepaid expenses and other assets	(23,959)	1,696
Accounts payable and accrued liabilities	(7,255)	13,837
Net cash (used in) provided by operating activities	(11,239)	42,642
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(26,077)	—
Purchases of property and equipment	(6,819)	(7,103)
Proceeds from sale of business	—	600
Other	(429)	48
Net cash used in investing activities	(33,325)	(6,455)
Cash flows from financing activities:
Payments on long-term debt	(220,992)	(5,700)
Proceeds from revolving credit facility	—	52,000
Payments on revolving credit facility	—	(40,000)
Proceeds from initial public offering, net of offering costs	249,155	—
Proceeds from capital contributions	—	490
Net cash provided by financing activities	28,163	6,790
Effect of exchange rate changes on cash and cash equivalents	(466)	(35)
Net (decrease) increase in cash and cash equivalents	(16,867)	42,942
Cash and cash equivalents at beginning of the period	77,458	33,177
Cash and cash equivalents at end of the period	$60,591	$76,119
Supplementary cash flow information:
Cash paid for interest	$25,069	$33,064
Cash paid for taxes, net	$265	$298
Noncash investing and financing activities:
Noncash tax receivable agreement liability	$112,681	$—
Noncash equity contribution	$10,025	$—
Capital expenditure in accounts payable	$237	$154
See accompanying Notes to the Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)

1.Organization and Description of Business

Snap One Holdings Corp. (referred to herein as “Snap One” or “Company”) is incorporated in Delaware with its principal executive offices located in Charlotte, North Carolina and Draper, Utah. The Company provides products, services, and software to its network of professional integrators that enable them to deliver smart living experiences for their residential and small business end users. The Company’s hardware and software portfolio includes leading proprietary and third-party offerings across connected, infrastructure, and entertainment categories. Additionally, the Company provides technology-enabled workflow solutions to support the integrator throughout the project lifecycle, enhancing their operations and helping them to profitably grow their businesses.

Initial Public Offering — On July 30, 2021, the Company completed its initial public offering (“IPO”) of 13,850 shares of its common stock, and on August 18, 2021, completed the sale of 1,171 shares of additional common stock to the underwriters pursuant to their option to purchase additional shares, at an offering price of $18.00 per share. The Company raised net proceeds of $249,155 through the IPO, after deducting underwriting discounts and other offering costs of $21,219. During the nine months ended September 24, 2021, the Company expensed $4,569 of IPO costs related to the IPO. The Company’s registration statement on Form S-1 (File No. 333-257624) relating to its IPO was declared effective by the Securities and Exchange Commission (“SEC”) on July 27, 2021.

2.Significant Accounting Policies

Basis of Presentation — The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The condensed consolidated financial statements include the accounts of the Company and all subsidiaries required to be consolidated. All intercompany balances and transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 25, 2020, has been derived from the audited consolidated financial statements of the Company.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 25, 2020, appearing in the Company’s final Prospectus filed with the SEC on July 29, 2021, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (“Prospectus”).

The Company’s fiscal year is the 52 or 53-week period that ends on the last Friday of December. Fiscal year 2021 is a 53-week period and fiscal year 2020 was a 52-week period. The three months ended September 24, 2021, and September 25, 2020, were 13-week periods, and the nine months ended September 24, 2021, and September 25, 2020, were 39-week periods.

Tax Receivable Agreement — On July 29, 2021, the Company executed a tax receivable agreement (“TRA”) with certain pre-IPO owners (“TRA Participants”) that provides for payment by the Company to the TRA Participants of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company utilizes in the future from net operating losses and certain other tax benefits that arose prior to the IPO. The Company recognizes this contingent liability in its condensed consolidated financial statements when incurrence of the liability becomes probable and amounts are reasonably estimable. Subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other (expense) income, net.

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

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
Recent Accounting Pronouncements Pending Adoption — In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. This new guidance requires lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. Recently, the FASB issued ASU 2020-05, which deferred the effective date to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Adoption of the new standard is expected to result in the recognition of right-of-use assets and operating lease liabilities related to currently classified operating leases. The Company is still evaluating the materiality of the impact of this standard on its condensed consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses. The ASU sets forth a current expected credit loss (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10 which deferred the effective date to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The guidance aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard is effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. This ASU is effective as of March 12, 2020 through December 31, 2022. An entity may adopt this ASU as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements — In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This update simplifies accounting for income taxes by eliminating some exceptions to the general approach in Accounting Standards Codification (“ASC”) 740, Income Taxes, related to intra-period tax allocation, the methodology for calculating income tax in an interim period and the recognition of deferred tax liabilities for outside basis differences. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The amendments in this update should be applied on either a retrospective basis, a modified retrospective basis, or prospectively, depending on the provision within the amendment. The Company adopted the standard for the fiscal year beginning December 26, 2020. Adoption of the standard did not have a material impact on the condensed consolidated financial statements.

3.    Acquisitions

On May 4, 2021, the Company entered into a Purchase Agreement (“Purchase Agreement”) pursuant to which it acquired the issued and outstanding shares of ANLA, LLC. (“Access Networks”), an enterprise-grade networking solutions provider offering networking products, design, configuration, monitoring and support services. The acquisition enhances the Company’s networking solutions for residential and commercial networks. The Company agreed to a purchase price of $36,334, consisting of both cash and equity, plus contingent consideration of up to $2,000 based upon the achievement of specified financial targets. During the three months ended September 24, 2021, the purchase price increased to $36,641 to

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
account for an updated working capital calculation and was reflected as a measurement period adjustment. The acquisition closed on May 28, 2021.

The Company recorded tangible and intangible assets acquired and liabilities assumed in the transaction according to the acquisition method of accounting, under ASC 805, Business Combinations. The consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of the closing date and are subject to change within the measurement period, which does not exceed twelve months after the closing date. The Company allocated any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill.

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

The trade name has been valued using the relief from royalty method under the income approach to estimate the cost savings that will accrue to the Company, which would otherwise have to pay royalties or license fees on revenue earned by using the asset. Estimated useful life was determined based on management’s estimate of the period of time the name will be in use.

The Company may be required to pay additional consideration upon the achievement of a revenue-based earnout. As of the acquisition date, the fair value of the contingent consideration was $2,000 and recorded in other liabilities in the accompanying condensed consolidated balance sheet.

The acquisition was initially funded using cash consideration of $26,309, rollover equity of $10,025, and contingent consideration of $2,000. As of September 24, 2021, cash consideration increased to $26,616 due to working capital adjustments.

The allocation of the purchase price for the acquisition is as follows:

Total purchase consideration	$38,641
Cash and cash equivalents	$795
Accounts receivable	794
Inventory	2,029
Property and equipment	77
Identifiable intangible assets	17,700
Total identifiable assets acquired	21,395
Accounts payable	1,266
Accrued liabilities	1,218
Other liabilities	586
Deferred income tax liabilities	1,086
Total liabilities assumed	4,156
Net identifiable assets acquired	17,239
Goodwill	21,402
Net assets acquired	$38,641

For income tax purposes, a carryover basis in goodwill of $14,718 will be deductible in future periods.

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

Long-term liabilities assumed consisted primarily of warranty reserves and deferred revenue. The long-term warranty reserves are primarily based on historical failure rates, costs to repair or replace the product, and any necessary shipping costs, which is considered to approximate the fair value of the remaining obligation. Deferred revenue was recorded at fair value, resulting in a cumulative balance for the acquisition of $883 in accrued liabilities and $586 in other long-term liabilities.

The Company recognized $197 of transaction-related expenses, consisting primarily of advisory, legal, and other professional fees related to the acquisition. These transaction-related expenses were incurred by and for the benefit of the Company, and were included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Pro forma financial information related to the Access Networks acquisition has not been provided as it is not material to the Company’s consolidated results of operations. The results of operations of the Access Networks acquisition are included in the Company’s consolidated results of operations from the date of acquisition and were not significant for the three months and nine months ended September 24, 2021.

4.Revenue and Geographic Information

Contract Balances — Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue primarily relates to unspecified software updates and upgrades, hosting, technical support, marketing incentive programs, and subscription services. The following table represents the changes in deferred revenue for the nine months ended September 24, 2021, and September 25, 2020:

	Nine Months Ended
	September 24, 2021	September 25, 2020
Deferred revenue – beginning of period	$30,466	$23,820
Amounts billed, but not recognized	20,971	20,515
Recognition of revenue	(20,168)	(15,978)
Deferred revenue acquired	1,469	—
Deferred revenue – end of period	$32,738	$28,357

For the nine months ended September 24, 2021, and September 25, 2020, the Company recognized revenue related to marketing incentive programs of $1,684 and $2,024, respectively. The expense associated with marketing incentive programs was included in cost of sales, exclusive of depreciation and amortization.

The Company recorded deferred revenue of $20,131 in accrued liabilities and $12,607 in other liabilities as of September 24, 2021. The Company recorded deferred revenue of $18,654 in accrued liabilities and $11,812 in other liabilities as of December 25, 2020.

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
Disaggregation of Revenue — The following table sets forth revenue from the United States and all international dealers and distributors for the three months and nine months ended September 24, 2021 and September 25, 2020:

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
United States	$227,561	$199,289	$645,459	$523,100
International	33,185	26,987	89,060	64,906
Total	$260,746	$226,276	$734,519	$588,006

Additionally, the Company’s revenue includes amounts recognized over time and at a point in time, and are as follows for the three months and nine months ended September 24, 2021, and September 25, 2020:

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Products transferred at a point in time	$254,170	$221,306	$714,351	$572,028
Services transferred over time	6,576	4,970	20,168	15,978
Total	$260,746	$226,276	$734,519	$588,006

As of September 24, 2021, and December 25, 2020, the Company’s accounts receivable, net consisted of the following:

	September 24, 2021	December 25, 2020
Accounts receivable	$56,455	$51,716
Allowance for doubtful accounts	(2,336)	(2,353)
Accounts receivable, net	$54,119	$49,363
5.Inventories, Net

As of September 24, 2021, and December 25, 2020, the Company’s inventory consisted of the following:

	September 24, 2021	December 25, 2020
Raw materials	$9,122	$11,340
Work in process	410	591
Finished goods	176,258	155,618
Reserve for obsolete and slow-moving inventory	(11,413)	(10,450)
Total inventories, net	$174,377	$157,099
The Company recorded prepaid deposits on future inventory purchases of $16,193 in prepaid expenses and other current asset as of September 24, 2021.

6.Goodwill and Other Intangible Assets, Net

Goodwill as of September 24, 2021, and December 25, 2020, was $581,136 and $559,735, respectively. Goodwill increased by $21,402 in 2021 due to the acquisition of Access Networks. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for more information regarding Access Networks. There were no changes to goodwill during the year ended December 25, 2020.

The Company tests goodwill and identifiable indefinite lived intangible assets for impairment annually as of the end of the third quarter of each fiscal year, or more frequently upon the occurrence of certain events or substantive changes in

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
circumstances that indicate impairment is more likely than not. Management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative assessment is then performed. For indefinite lived intangible assets, the Company conducted an impairment assessment of indefinite lived intangible assets using discounted cash flow models. These models include assumptions we believe are consistent with those a market participant would use. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.

The Company performed annual impairment tests for goodwill and indefinite lived intangible assets at September 24, 2021, and September 25, 2020 and concluded there was no impairment.

As of September 24, 2021, and December 25, 2020, other intangible assets, net, consisted of the following:

		September 24, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 25 years	$509,162	$(89,471)	$419,691
Technology	5 – 15 years	95,078	(34,267)	60,811
Trade names – definite	2 – 10 years	57,660	(15,241)	42,419
Trade names – indefinite	indefinite	76,564	—	76,564
Total intangible assets		$738,464	$(138,979)	$599,485

		December 25, 2020
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 25 years	$494,333	$(70,060)	$424,273
Technology	5 – 15 years	95,078	(22,406)	72,672
Trade names – definite	2 – 10 years	54,360	(10,253)	44,107
Trade names – indefinite	indefinite	76,564	—	76,564
Total intangible assets		$720,335	$(102,719)	$617,616

Total amortization expense for intangible assets for the three months ended September 24, 2021, and September 25, 2020, was $12,293 and $11,872, respectively. Total amortization expense for intangible assets for the nine months ended September 24, 2021, and September 25, 2020, was $36,260 and $35,619, respectively. The weighted-average useful life remaining for amortizing definite lived intangible assets was approximately 15.4 years as of September 24, 2021.

As of September 24, 2021, the estimated amortization expense for intangible assets for the next five fiscal years and thereafter are as follows:

Remainder of 2021	$12,293
2022	48,321
2023	47,183
2024	40,681
2025	33,065
2026 and thereafter	341,378
Total	$522,921

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
7.Debt Agreements

On August 4, 2017, the Company’s wholly owned subsidiary, Wirepath LLC (“Borrower”) entered into a credit agreement (as amended from time to time, “Credit Agreement”), consisting of a senior secured term loan (“Initial Term Loan”) and a senior secured revolving credit facility (“Revolving Credit Facility”). On February 5, 2018, the Borrower repriced the Credit Agreement to reduce the margin on the Initial Term Loan and Revolving Credit Facility. On October 31, 2018, the Borrower repriced the Initial Term Loan facility to further reduce the margin under the Initial Term Loan, increased the aggregate amount of the Initial Term Loan, and further reduced the margin under the Revolving Credit Facility. On August 1, 2019, the Borrower amended the Credit Agreement to borrow an additional senior secured term loan (“Incremental Term Loan” and, together with the Initial Term Loan, as amended, “Term Loans”) and increased the commitments under the Revolving Credit Facility. The Company makes fixed equal quarterly installments on the Term Loans in an amount equal to 1.0% per annum of the total aggregate principal thereof immediately after borrowing, with balance due at maturity.

Instrument	Maturity Date	Amount	Interest Rate	Effective rate (as of September 24, 2021)
Credit Agreement (as amended)
Initial Term Loan	8/4/2024	292,355	LIBOR plus 4.00%	4.15%
Incremental Term Loan	8/4/2024	390,000	LIBOR plus 4.75%	4.90%
Revolving Credit Facility	8/4/2022	60,000	LIBOR plus 4.00%	4.15%
Credit Agreement (at origination)
Initial Term Loan	8/4/2024	265,000	LIBOR plus 5.25%
Revolving Credit Facility	8/4/2022	50,000	LIBOR plus 5.25%

The Company may also be required to make additional payments under the financing agreement equal to a percentage of the Company’s annual excess cash flows or net proceeds from any non-ordinary course asset sales or certain debt issuances, if any. The lender has the option to decline the prepayment. As of December 25, 2020, in accordance with these provisions, the Company estimated a mandatory excess cash flow payment offer related to the term loans of $14,325 to the lender. The entire amount of the expected payment was classified within current maturities of long-term debt on the consolidated balance sheet as of December 25, 2020. After the issuance of the Company’s audited financial statements as of and for the period ended December 25, 2020, the Company elected an option available in the financing agreement to accelerate the consideration of expected cash outlays in fiscal year 2021 that would eliminate the requirement for an excess cash flow payment for fiscal year 2020. As a result, the estimated excess cash payment was not made and only the contractual payments under the financing agreement are considered current maturities of long-term debt as of September 24, 2021.

During the three months ended September 24, 2021, the Company used a portion of the net proceeds from the IPO to prepay $216,902 in aggregate of the amount of the Incremental Term Loan outstanding under the Credit Agreement. The prepayment consisted of $215,874 in principal plus accrued interest of $1,028. In connection with the prepayment, the Company wrote off a proportionate amount of the unamortized debt issuance costs at the time of the prepayment. The unamortized debt issuance costs are allocated between the remaining original loan balance and the portion of the loan paid down on a pro-rata basis. During the three months and nine months ended September 24, 2021, the Company incurred a charge of $6,645 related to the write-off of unamortized debt issuance costs which was recorded in other expenses on our condensed consolidated statements of operations. As of September 24, 2021, the outstanding principal balance on the Incremental Term Loan was $167,301 and is due at maturity.

As of September 24, 2021, and December 25, 2020, the Company had no borrowings outstanding under the Revolving Credit Facility and $4,894 of outstanding letters of credit. The amount available under the Revolving Credit Facility was $55,106 as of September 24, 2021, and December 25, 2020. The Company borrowed $47,375 under the Revolving Credit Facility during the first half of 2020 in order to enhance liquidity as a precautionary measure in response to the COVID-19 pandemic, and repaid $40,000 of the borrowings during the nine months ended September 25, 2020. The remainder of the borrowings were repaid in full later in the year ending December 25, 2020.

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)

As of September 24, 2021, the future scheduled maturities of the above notes payable are as follows:

Remainder of 2021	$1,462
2022	2,924
2023	2,924
2024	444,307
Total future maturities of long-term debt	451,617
Unamortized debt issuance costs	(10,017)
Total indebtedness	441,600
Less: Current maturities of long-term debt	2,924
Long-term debt	$438,676

Unamortized costs related to the issuance of the Term Loans were $10,017 and $20,595 as of September 24, 2021, and December 25, 2020, and are presented as a direct deduction from the carrying amount of long-term debt. Unamortized costs related to the issuance of the Revolving Credit Facility were $308 and $583 as of September 24, 2021, and December 25, 2020, and are included in other assets in the condensed consolidated balance sheets. The costs related to debt issuances are amortized to interest expense over the life of the related debt. As of September 24, 2021, the future amortization of debt issuance costs is as follows:

Remainder of 2021	$973
2022	3,742
2023	3,525
2024	2,085
Total	$10,325

Debt Covenants and Default Provisions — There have been no changes to the debt covenants or default provisions related to the Company’s outstanding debt arrangements or other obligations during the current year. The Company was in compliance with all debt covenants as of September 24, 2021, and December 25, 2020. For additional information on the Company’s debt arrangements, debt covenants and default provisions, see Note 8 of the Notes to the Consolidated Financial Statements for the year ended December 25, 2020, in the Prospectus.

8.Fair Value Measurement

Fair Value of Financial Instruments — The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the condensed consolidated statements of operations were as follows:

	As of September 24, 2021		As of December 25, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Notes receivable, net	$5,410	$5,454	$5,115	$5,494
Liabilities
Initial Term Loan	$284,316	$283,249	$286,508	$267,169
Incremental Term Loan	$167,301	$167,092	$386,100	$384,652

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis — The fair value of the interest rate cap is determined using widely accepted valuation techniques based on its maturity and observable market-based inputs, including interest rate curves. This measurement is considered a Level 2 measurement. The interest rate cap had no value as of September 24, 2021, and December 25, 2020.

The fair value of the contingent consideration liability related to the Access Networks acquisition was based on unobservable inputs, including management estimates and assumptions about future revenues, and is, therefore, classified as Level 3. The fair value of the contingent consideration was $2,000 as of September 24, 2021.

The Company utilizes a Monte Carlo simulation in an option pricing framework, where a range of possible scenarios are simulated, in order to determine the fair value of the contingent value rights (“CVRs”). Any future increase in the fair value of the CVR obligations, based on an increased likelihood that the underlying milestones will be achieved, and the associated payment or payments will, therefore, become due and payable, will result in a charge to selling, general and administrative expenses in the period in which the increase is determined. Similarly, any future decrease in the fair value of the CVR obligations will result in a reduction in selling, general and administrative expenses. CVR liabilities are categorized as other liabilities in the accompanying condensed consolidated balance sheets and are classified as Level 3.

	Fair value at September 24, 2021	Valuation Technique	Unobservable Input	Volatility
Contingent Value Rights	$5,200	Monte Carlo	Volatility	50 -55%

Changes in the CVRs for the nine months ended September 24, 2021, and September 25, 2020 were as follows:

	September 24, 2021	September 25, 2020
CVR fair value – beginning of period	$4,000	$3,200
Fair value adjustments	$1,200	$300
CVR fair value – end of period	$5,200	$3,500

There were no transfers into or out of Level 3 during the three months and nine months ended September 24, 2021, or September 25, 2020.

9.Accrued Liabilities

Accrued liabilities as of September 24, 2021, and December 25, 2020, consisted of the following:

	September 24, 2021	December 25, 2020
Payroll, vacation, and bonus accruals	$24,759	$29,700
Deferred revenue	20,131	18,654
Warranty reserve	15,192	11,767
Interest payable	4,888	7,576
Sales return allowance	4,374	3,741
Customer rebate program	2,509	2,140
Incurred but not reported self-insurance	1,638	1,215
Taxes	603	752
Other accrued liabilities	6,766	5,113
Total accrued liabilities	$80,860	$80,658

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
10.Warranties

Changes in the Company’s accrued warranty liability for the nine months ended September 24, 2021, and September 25, 2020, are as follows:

	September 24, 2021	September 25, 2020
Accrued warranty – beginning of period	$16,523	$19,989
Warranty claims	(9,199)	(8,627)
Warranty provisions	11,873	6,180
Accrued warranty – end of period	$19,197	$17,542
As of September 24, 2021, the Company has recorded accrued warranty liabilities of $15,192 in accrued liabilities and $4,005 in other liabilities in the accompanying consolidated balance sheet. As of December 25, 2020, the Company has recorded accrued warranty liabilities of $11,767 in accrued liabilities and $4,756 in other liabilities.

11.Retirement Plan

The Company has a 401(k) plan that covers eligible employees as defined by the plan agreement. As of January 1, 2020, the Company matches 100% of employee contributions to the plan, up to 3% of the employees’ total compensation, and 50% of employee contributions to the plan, up to 6% of the employees’ total compensation. Company contributions to the plan, net of forfeitures, were $1,087 and $1,297 for the three months ended September 24, 2021, and September 25, 2020, respectively. Company contributions to the plan, net of forfeitures, were $3,176 and $2,798 for the nine months ended September 24, 2021, and September 25, 2020, respectively.

12.Equity Agreements and Incentive Equity Plans

Parent Incentive Plan — In October 2017, Crackle Holdings, L.P. (“Parent”) approved the Class B Unit Incentive Plan (“2017 Plan”) pursuant to the Company’s partnership agreement (“Partnership Agreement”), which established the terms and provided for grants of certain incentive units to employees, officers, directors, consultants, and advisors of the Company containing service-based and/or market-based vesting criteria. Class B-1 Incentive Units (“B-1 Units”) issued under the 2017 Plan vest in installments over a five-year period, subject to the grantee’s continued employment or service. Class B-2 Incentive Units (“B-2 Units” and collectively with the B-1 Units, “Incentive Units”) issued under the 2017 Plan contain both service conditions consistent with the B-1 Units and market-based vesting conditions that require the achievement of a specified return hurdle to the controlling shareholders in order to vest. Prior to the modification of the Incentive Units in connection with the Company’s IPO on July 27, 2021, the Company recognized $367 of compensation expense related to the Incentive Units within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations during the three months ended September 24, 2021. The Company recognized $1,025 of compensation expense within selling, general and administrative expenses related to Incentive Units for the three months ended September 25, 2020.

2021 Incentive Plan — On July 16, 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”) in order to provide a means through which to attract, retain and motivate key personnel. Awards available for grant under the 2021 Plan include non-qualified and incentive stock options, restricted shares of our common stock, other equity-based awards tied to the value of our common stock and cash-based awards.

Equity Award Conversion — During the three months ended September 24, 2021, and in connection with the IPO, all outstanding unvested Incentive Units were replaced with newly issued shares of our restricted common stock based on:

•a ratio that takes into account the number of unvested Incentive Units held,
•the applicable distribution threshold applicable to the Incentive Units, and
•the value of distributions that the holder would have been entitled to receive had the Parent liquidated on the date of such replacement in accordance with the terms of the distribution “waterfall” set forth in the Partnership Agreement.

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
Vested Incentive Units were exchanged into shares of our common stock using the same formula as unvested Incentive Units (together, the “Equity Award Conversion”). The Equity Award Conversion resulted in a modification of the Incentive Units for accounting purposes.

B-1 Incentive Unit Modification

The restricted stock awards issued in exchange for unvested B-1 Units were of commensurate value and did not result in any incremental fair value provided to the holders of such awards. The restricted shares of common stock that the holders received in exchange for their unvested B-1 Units are subject to the same vesting terms that applied to the B-1 Units prior to the Equity Award Conversion. The Company will recognize the remaining unrecognized compensation expense prospectively over the requisite service period under the straight-line method.

B-2 Incentive Unit Modification

Prior to the exchange for newly issued restricted stock awards, B-2 Units vested based upon the satisfaction of an explicit service period and a market condition. The restricted stock awards issued to replace B-2 Units vest based upon achievement of one or more of: (i) a total return hurdle, (ii) an average return hurdle and/or (iii) a volume weighted average price hurdle, which are substantially the same as the previous market-condition vesting criteria of the B-2 Units. Although the restricted stock awards that replace the B-2 Units do not contain an explicit service condition, the vesting is subject to continued employment and will be forfeited if these hurdles, which include both market and performance conditions, are not achieved on or prior to February 4, 2024, resulting in a derived service period. For the majority of B-2 Units, the requisite service period was extended as a result of the modification, however, the acceleration of compensation expense due to the modification of vesting terms was immaterial.

Awards issued in connection with the 2021 Plan — Under the 2021 Plan and in connection with the Equity Award Conversion, the Company granted 4,243 options to holders of B-1 Units (“Time-based Options”) and 1,155 options to holders of B-2 Units (“Market-based Options” and collectively with the Time-based Options, “Leverage Replacement Options”). The Leverage Replacement Options have an exercise price equal to the initial public offering price per share of the Company’s common stock and a contractual term of ten years from the initial grant date of the related Incentive Unit. The Time-based Options are subject to the same time-based vesting and the Market-based Options are subject to the same market-condition vesting criteria outlined for the restricted stock awards issued for the Incentive Units. Additionally, recipients of the Leverage Replacement Options received both vested and unvested Leverage Replacement Options in the same proportion as their vested and unvested B-1 and B-2 Units held immediately prior to the IPO and upon the Equity Award Conversion. The Company immediately recognized compensation expense for vested Time-based Options on the grant date as the awards provide value to the holders that is incremental to the value of B-1 Units held prior to the IPO and related modification. There were no vested B-2 Units at the date of the IPO and therefore no immediate expense recognition. In addition to the Leverage Replacement Options, the Company issued additional Time-based Options which vest over three years during the three months ended September 24, 2021.

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)

Restricted Stock Awards

In connection with the IPO, the Company issued restricted common stock to holders of unvested B-1 Units and B-2 Units. The grant date fair value of restricted stock awards was determined to be $18.00 per share, based on the initial listing price of the Company’s common stock on the grant date.

	Restricted Stock Awards
	B-1 Incentive Units		B-2 Incentive Units
	Number of Units (in 000’s)	Weighted- Average Grant-Date Fair Value	Number of Units (in 000’s)	Weighted- Average Grant-Date Fair Value
Outstanding at December 25, 2020	—	$—	—	$—
Granted	833	18.00	807	18.00
Vested	—	—	—	—
Forfeited	4	18.00	—	—
Outstanding at September 24, 2021	829	$18.00	807	$18.00

Stock Options

The Company utilized the Black-Scholes option pricing model to estimate the fair value of the Time-based Options. The Company used a Monte Carlo simulation to estimate the fair value and derived service period of the Market-based Options. Significant assumptions included in these models were the risk-free interest rate, the expected volatility, and the expected dividend yield. The average expected term for the Market-based Options was derived based on an average of the outcomes of various scenarios performed under the Monte Carlo simulation. The fair values of the stock options were derived using the following key assumptions:

	Time-based Options	Market-based Options
Expected term	3.1-7.0 years	2.5 years
Risk-free rate of return	0.4 -1.0%	0.6%
Expected dividend yield	—%	—%
Expected volatility	45%	45%

The summary of the Company’s option activity as of September 24, 2021 is as follows:

	Time-based Options			Market-based Options
	Number of Units (in 000’s)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (a)	Number of Units (in 000’s)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (a)
Outstanding at December 25, 2020	—	$—	$—	—	$—	$—
Granted	4,443	6.47	—	1,155	5.66	—
Exercised	—	—	—	—	—	—
Forfeited	21	6.78	—	—	—	—
Outstanding at September 24, 2021	4,422	$6.47	$—	1,155	$5.66	$—
Options exercisable at September 24, 2021	2,049	$5.90	$—	—	$—	$—

(a) The intrinsic value represents the amount by which the fair value of the Company’s stock exceeds the option exercise price as of September 24, 2021.

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)

Restricted Stock Units — Following the completion of the IPO, the Company awarded restricted stock units (“RSUs”) under the 2021 Plan to its employees and directors. These RSUs are subject to time-based vesting conditions based on the continued service of the RSU holder. RSUs granted typically have an initial annual cliff vest and then vest quarterly over the remaining service period, which is generally one to four years. The grant date fair value of the RSUs was determined to be $18.00 per share based on the initial listing price of the Company’s common stock on the grant date. The fair value of RSUs granted after the IPO date is based on the Company’s closing stock price on the date of grant. During the three months ended September 24, 2021, the Company granted 391 RSUs with an aggregate fair value of $7,058 and a weighted-average grant date fair value of $18.07. During the three months ended September 24, 2021, 7 RSUs with a weighted average grant date fair value of $18.00 were forfeited. No awards vested during the period, resulting in 384 awards with a weighted-average grant date fair value of $18.07 outstanding as of September 24, 2021.

Total equity-based compensation expense — Equity-based compensation expense is included within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. For all equity-based compensation awards, the Company recognizes forfeitures as they occur. Compensation expense for the three and nine months ended September 24, 2021 and unrecognized stock compensation expense and weighted average remaining expense period as of September 24, 2021 consisted of:

	Compensation Expense		As of September 24, 2021
	Three months ended	Nine months ended	Unrecognized Compensation Expense	Weighted-Average Remaining Contractual Term
2017 Plan
Incentive units	$367	$2,605	$—	—
2021 Plan
Restricted stock awards	735	735	10,246	2.20
Time-based options	12,278	12,278	16,329	2.68
Market-based options	418	418	6,118	2.36
Restricted stock units	593	593	6,339	2.38
Total	$14,391	$16,629	$39,032	2.44

Control4 Equity Awards — In connection with the acquisition of Control4 Corporation (“Control4”) in 2019, the Company agreed to a settlement of Control4 equity awards that were outstanding immediately prior to the acquisition date, consisting of stock options (“C4 Stock Options”) and restricted stock units (“C4 RSUs” and, together with C4 Stock Options, “C4 Equity Awards”). As of the acquisition date, 2,998 shares of C4 Equity Awards were cancelled and converted into rights to receive cash payments (“Replacement Awards”). During the three months ended September 24, 2021, there was one forfeited Replacement Award. As of September 24, 2021, 83 unvested Replacement Awards remain outstanding and no vested Replacement Awards remain outstanding.

The Company recognized $890 and $1,538 of compensation expense relating to the Replacement Awards within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations during the three months ended September 24, 2021 and September 25, 2020, respectively. The Company recognized $3,434 and $6,606 of compensation expense relating to the Replacement Awards within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations during the nine months ended September 24, 2021 and September 25, 2020, respectively.

There was approximately $1,560 of unrecognized compensation expense related to the nonvested Replacement Awards, which is expected to be recognized subsequent to September 24, 2021 over a weighted-average period of approximately one year. Total unrecognized compensation expense will be adjusted for any future forfeitures.

13.Income Taxes

The effective income tax rate for the Company was a benefit of 11.3% and 10.6% for the three and nine months ended September 24, 2021, respectively, as compared to a benefit of 97.9% and 22.4% for the three and nine months ended September 25, 2020, respectively. The change in the effective tax rate for the three and nine months ended September 24,

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
2021, and the difference from the U.S. federal statutory rate of 21% was primarily the result of discrete items recognized related to one-time transaction costs and a payment to pre-IPO owners in lieu of TRA participation along with the adjustment of deferred tax liabilities and the benefit of certain tax credits.

Income tax benefit was $2,729 during the three months ended September 24, 2021, compared to income tax benefit of $694 during the three months ended September 25, 2020. Income tax benefit was $3,373 during the nine months ended September 24, 2021, compared to income tax benefit of $6,025 during the nine months ended September 25, 2020.

14.Tax Receivable Agreement

On July 29, 2021, the Company executed the TRA with the TRA Participants. The TRA provides for payment by the Company to the TRA Participants of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that is actually realized, or deemed to be realized (calculated using certain assumptions), as a result of the utilization of such tax benefits, including certain tax benefits attributable to payments under the TRA. The Company will retain the benefit of the remaining 15% of these cash tax savings.

Payments under the TRA will not begin until after the filing of the Company’s 2021 federal tax return. If the Company does not have taxable income (before considering deductions that are subject to the TRA), it is not required (absent circumstances requiring an early termination payment, other acceleration of its obligations under the TRA or a change of control) to make payments under the TRA for that taxable year because no cash tax savings will have been realized. However, unutilized deductions that do not result in realized benefits in a given tax year as a result of insufficient taxable income may be applied to taxable income in future years and accordingly would impact the amount of cash tax savings in such future years and the amount of corresponding payments under the TRA in such future years.

Upon the closing of the IPO, the Company recognized a non-current liability of $112,681, which represented undiscounted aggregate payments that it expects to pay the TRA Participants under the TRA, with an offset to additional paid-in capital. Subsequent changes in the measurement of the liability will be adjusted through the condensed consolidated statement of operations. The TRA liability is an estimate and estimating the amount of payments that may be made under the TRA is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount, character and timing of the Company’s income. No measurement changes to the liability were recognized for the three months ended September 24, 2021.

With respect to certain pre-IPO owners that are not TRA Participants, the Company paid $13,210 with cash on hand for their interests in lieu of their participation in the TRA. Approximately $2,754 of the cash payments to pre-IPO owners are subject to vesting requirements and are held in escrow until vested. The cash payments held in escrow are included in the condensed consolidated balance sheet in prepaid expenses and other current assets and other assets and are expensed over the requisite service period. The remaining $10,456 of the cash payments were expensed and paid or accrued in conjunction with the closing of the IPO. In total, $10,641 was recorded as compensation expense within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three and nine months ended September 24, 2021.

15.Commitments and Contingencies

Legal Proceedings — During the normal course of business, the Company is occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable, and the amount of such loss can be reasonably estimated. As of September 24, 2021, and December 25, 2020, no material reserves were recorded. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. However, the Company does not expect the outcome of the matters currently pending will have a material adverse effect on the condensed consolidated financial statements.

Lease Commitments — The Company leases offices, warehouse space, and distribution centers. These leases are classified as operating leases with various expiration dates through 2028. In addition to base rent, the Company is obligated to reimburse certain common area maintenance costs required to operate the facilities. Substantially all the leases include renewal options with varying terms. The Company recognizes rental expense and amortizes tenant improvement allowances on a straight-line basis over the stated lease term, including renewal periods if reasonably assured of being

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
exercised. Total rental expense was approximately $3,057 and $2,699 for the three months ended September 24, 2021, and September 25, 2020, respectively. Total rental expense was approximately $8,956 and $8,123 for the nine months ended September 24, 2021, and September 25, 2020, respectively.

16.Stockholders’ Equity

Holders of voting common stock are entitled to one vote per share and to receive dividends. The Company had noncontrolling interests of $271 and $316 as of September 24, 2021, and December 25, 2020, respectively.

Changes in noncontrolling interests each period include net income attributable to noncontrolling interests and cash contributions by minority partners to the Company’s consolidated subsidiaries. There were no cash contributions by minority partners for the three months and nine months ended September 24, 2021, or September 25, 2020.

In July 2021, the Company amended its Amended and Restated Certificate of Incorporation which, among other things, effected a 150-for-1 stock split of its shares of common stock, increased the par value of its common stock from $0.001 to $0.01 per share, increased the authorized number of shares of its common stock to 500,000 and authorized 50,000 shares of preferred stock. There was no preferred stock outstanding as of September 24, 2021, and December 25, 2020. All references to share and per share amounts in the Company’s condensed consolidated financial statements have been retrospectively revised to reflect the stock split, the increase in par value and the increase in authorized shares.

17.(Loss) Income Per Share

Basic loss per share represents net loss divided by the weighted-average shares outstanding. Diluted loss per share is the same as basic income or loss per share, as the Company had no potentially dilutive securities during the three months and nine months ended September 25, 2020, and was in a loss position during the three and nine months ended September 24, 2021. The following table presents the calculations of basic and diluted loss per share for the three months and nine months ended September 24, 2021, and September 25, 2020:

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Net (loss) income attributable to Company	$(21,529)	$1,417	$(28,587)	$(20,790)
Weighted-average shares outstanding - basic and diluted	68,672	59,217	62,369	59,011
(Loss) income per share - basic and diluted	$(0.31)	$0.02	$(0.46)	$(0.35)

The Company’s restricted stock awards, stock options and restricted stock units were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. Awards with performance and market-based vesting conditions are excluded from the calculation of dilutive potential common shares until the conditions have been satisfied. The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share attributable to common stockholders:

	September 24, 2021
	Three Months Ended	Nine Months Ended
Restricted stock awards	1,074	358
Time-based options	2,871	957
Market-based options	749	250
Restricted stock units	251	84
Total	4,945	1,649

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q, as well as our final Prospectus filed with the SEC on July 29, 2021. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and all other non-historical statements in this discussion are forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements due to various factors, including those discussed below and elsewhere in this Form 10-Q and the Prospectus, particularly in the “Risk Factors” or in other sections of this Form 10-Q and the Prospectus.

We operate on a 52-week or 53-week fiscal year ending on the last Friday of December each year. Our fiscal year is divided into four quarters of 13 weeks, each beginning on a Saturday and containing one 5-week period followed by two 4-week periods. When a 53-week fiscal year occurs, we report the additional week in the fourth fiscal quarter. References to fiscal year 2020 are to our 52-week fiscal year ended December 25, 2020. The fiscal quarters ended September 24, 2021, and September 25, 2020 were both 13-week periods.

Overview

Snap One powers smart living by enabling professional integrators to deliver seamless experiences in the connected homes and small businesses where people live, work and play. The combination of our end-to-end product ecosystem and our technology-enabled workflow solutions delivers a compelling value proposition to our loyal and growing network of professional do-it-for-me (“DIFM”) integrator customers. We distribute and provide integrators with a leading, comprehensive proprietary and third-party suite of connected, infrastructure, entertainment, and software solutions so the entire smart living experience is exceptional for the end consumer. Our product and service offerings encompass all of the elements required by integrators to build integrated smart living systems that are easy to install and simple to manage, serving the needs of both integrators and end consumers. Our differentiated technology and software-enabled workflow tools have been designed to support the integrator throughout the project lifecycle, enhancing their operations and helping them to profitably grow their businesses.

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

Recent Developments

On July 30, 2021, we completed our initial public offering (“IPO”) of 13.9 million shares of our common stock, and on August 18, 2021, we completed the sale of 1.2 million shares of additional common stock to the underwriters pursuant to their option to purchase additional shares, at an offering price of $18.00 per share. We raised net proceeds of $249.2 million through the IPO, after deducting underwriting discounts and other offering costs of $21.2 million. During the nine months ended September 24, 2021, we expensed $4.6 million of IPO costs related to the IPO. Our registration statement on Form S-1 (File No. 333-257624) relating to its IPO was declared effective by the SEC on July 27, 2021. See Note 1 of the Notes to the Condensed Consolidated Financial Statements for more information regarding the IPO.

In conjunction with the IPO, we issued 1.7 million restricted shares of common stock to convert all outstanding and unvested incentive units under the 2017 Incentive Plan. These restricted shares are subject to similar vesting terms and conditions that applied to the incentive units under the 2017 Incentive Plan prior to the conversion. Additionally, we issued 5.4 million stock options to holders of incentive units under the 2017 Incentive Plan. The stock options allow the recipient to purchase common stock following the IPO at a strike price of $18.00 and have similar vesting terms and conditions that applied to the incentive units under the 2017 Incentive Plan. As a result of issuance of the stock options, we recorded $12.7 million of share-based compensation expense in the three months ended September 24, 2021 based on the grant-date fair value of the awards.

In connection with our IPO, we executed a TRA with certain pre-IPO owners which provides for payment by the Company to the TRA Participants of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that is actually realized, or deemed to be realized (calculated using certain assumptions), as a result of the utilization of such tax benefits. Upon the closing of the IPO, the Company recognized a non-current liability of $112.7 million, which represented undiscounted aggregate payments that we expected to pay the TRA Participants under the TRA. Additionally, we paid $13.2 million with cash on hand to certain pre-IPO owners for their interests in lieu of their participation in the TRA. Approximately $2.8 million of the cash payments to pre-IPO owners are subject to vesting requirements and will be held in escrow. The cash payments held in escrow will be expensed over the requisite vesting period. The remaining $10.4 million of the cash payments were paid and expensed in conjunction with the closing of the IPO. See Note 14 of the Notes to the Condensed Consolidated Financial Statements for more information regarding the TRA.

On August 4, 2021, we used a portion of the net proceeds from the IPO to repay a portion of the Incremental Term Loan outstanding under the Credit Agreement totaling approximately $215.9 million, plus accrued interest of $1.0 million. We also incurred a charge of $6.6 million related to the write-off of unamortized debt issuance costs. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for more information regarding the debt prepayment.

Key Factors Affecting Our Performance

Our historical financial performance has been primarily driven by the following factors, which we also expect to be the primary drivers of our financial performance in the future.

Wallet Share Growth Drives Increased Average Spend per Integrator. Increasing wallet share with integrators depends in part on our ability to continue expanding our omni-channel coverage, extending our product suite, bolstering our support services, and creating deeper integration across our products to make it compelling for integrators to use Snap One as their one-stop shop. Average wallet share with our integrators varies across DIFM markets, with particular strength in home technology and demonstrated success in commercial and security.

New DIFM Integrator Additions in Home Technology, Security, Commercial and Internationally. We are a market leader in our core domestic home technology market, and we believe that our value proposition appeals to integrators in attractive adjacent markets. We are utilizing our proven strategy of acquiring integrators in the home technology market to attract integrators in security and commercial markets, where we are less penetrated but have displayed a track record of growth. We believe that strategic investments in expanding our product portfolio and targeted sales, marketing and new integrator onboarding initiatives will allow us to grow our network of integrators across these markets. We also believe there is a meaningful opportunity to expand our existing market share in non-U.S. markets. We plan to grow in these markets by investing in sales resources, broadening our available product portfolio, and strengthening our direct-to-integrator sales approach.

Investments in Our Integrated Platform. Our end-to-end product and software ecosystem and technology-enabled workflow solutions create an integrated platform of leading offerings, which we believe drive significant value for our integrators and personalized, immersive experiences for end consumers.

Omni-Channel Strategy Expansion. Our business model is built around an e-commerce centric, omni-channel go-to-market strategy. We provide a comprehensive e-commerce portal, which allows integrators to easily research products, design projects, receive training and certifications, order products, and solicit ongoing support. Our e-commerce portal is complemented by a growing network of 30 local branches and seven distribution centers. The local branch presence is an important part of our strategy as it allows us to better serve integrators locally by providing same-day product availability when necessary, creating a site for relationship building with our support team and for training and product demonstration sessions. We believe integrators value the relationships and support we can deliver at the local level, and this further increases their loyalty with our business across channels.

Strategic Acquisitions. In addition to our organic growth, we continue to grow our business through strategic acquisitions such as our acquisition of Access Networks to better serve existing and new integrators, broaden our product categories, and extend the geographic reach of our omni-channel capabilities. We will continue to pursue disciplined, accretive acquisitions that enhance our products, software and workflow solutions and expand into adjacent markets that allow us to serve our integrator base.

Impact of the COVID-19 Pandemic

In aggregate, the connected home market has fared well throughout the COVID-19 pandemic, as market data indicates that beginning in the third quarter of 2020, there has been an increase in the percentage of disposable income being spent on home-related goods and services as more of the working population has been staying at home. Furthermore, integration companies were deemed “essential workers” by the United States federal government, allowing a majority of integrators to remain open throughout the COVID-19 pandemic. Throughout the pandemic, we have supported professional integrators with their challenges, including staff considerations and the dynamic of practicing social distancing with their customers, to allow them to continue to provide their customers the infrastructure and connectivity needed to create personalized experiences for individuals and families who are spending more time at home.

Following initial demand declines for our products and services in March and April 2020, sales recovered as professional integrators’ services became increasingly important for homeowners working and seeking entertainment from home. Our favorable liquidity position, disciplined supply chain execution and inventory availability drove strong performance. This resulted in accelerated growth in our business and reinforced that we provide a mission-critical function to our integrators. More recently, COVID-19 has affected our supply chain, including component sourcing and shipping and logistics challenges consistent with its effect across many industries. When combined with the demand for our products, these supply chain impacts have resulted in delayed product availability in some cases. We expect these impacts, including potential delayed product availability, to continue for as long as the global supply chain is experiencing these challenges. We continue to invest in supply chain initiatives to meet integrator demand, and while the situation caused by COVID-19 is dynamic, we have considered its impact when developing our estimates and assumptions. Actual results and outcomes may differ from our estimates and assumptions. For additional information of risks related to COVID-19, refer to “Risk Factors” in our final Prospectus.

Key Metrics and Reconciliation of Non-GAAP Financial Data

In addition to the measures presented in our consolidated financial statements, we use the following additional key business metrics to help us monitor the performance of our business, measure our performance, identify trends affecting our business and assist us in making strategic decisions:

Adjusted EBITDA and Adjusted Net Income

We define Adjusted EBITDA as net loss, plus interest expense, net, income tax benefit, depreciation and amortization, further adjusted to exclude equity-based compensation, acquisition-related and integration-related costs, IPO costs and certain other non-recurring, non-core, infrequent or unusual charges as described below.

We define Adjusted Net Income as net loss, plus amortization, further adjusted to exclude equity-based compensation, acquisition-related and integration-related costs, IPO costs and certain non-recurring, non-core, infrequent or unusual charges, including the estimated tax impacts of these adjustments.

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

The following table presents a reconciliation of net (loss) income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
	(in thousands)
Net (loss) income	$(21,540)	$1,403	$(28,632)	$(20,844)
Interest expense	7,511	11,330	26,589	35,875
Income tax benefit	(2,729)	(694)	(3,373)	(6,025)
Depreciation and amortization	14,287	14,368	42,197	43,351
Other expense (income), net	6,931	(224)	6,422	(1,558)
Equity-based compensation	14,391	1,025	16,629	3,572
Compensation expense for payouts in lieu of TRA participation(a)	10,641	—	10,641	—
Initial public offering costs(b)	1,648	—	4,569	—
Fair value adjustment to contingent value rights(c)	(1,640)	1,300	1,200	300
Deferred acquisition payments(d)	1,568	2,038	5,148	8,273
Deferred revenue purchase accounting adjustment(e)	129	193	418	843
Acquisition- and integration-related costs(f)	58	640	294	5,017
Other(g)	886	2	2,693	48
Adjusted EBITDA	$32,141	$31,381	$84,795	$68,852

The following table presents a reconciliation of net (loss) income to Adjusted Net Income for the periods presented:

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
	(in thousands)
Net income (loss)	$(21,540)	$1,403	$(28,632)	$(20,844)
Amortization	12,293	11,872	36,260	35,619
Equity-based compensation	14,391	1,025	16,629	3,572
Foreign currency (gains) loss	469	(55)	278	102
Gain on sale of business	—	—	—	(979)
Write-off of unamortized debt issuance costs	6,645	—	6,645	—
Compensation expense for payouts in lieu of TRA participation(a)	10,641	—	10,641	—
Initial public offering costs(b)	1,648	—	4,569	—
Fair value adjustment to contingent value rights(c)	(1,640)	1,300	1,200	300
Deferred acquisition payments(d)	1,568	2,038	5,148	8,273
Deferred revenue purchase accounting adjustment(e)	129	193	418	843
Acquisition and integration related costs(f)	58	640	294	5,017
Other(g)	830	2	2,587	(106)
Income tax effect of adjustments(h)	(8,761)	(3,603)	(16,406)	(12,029)
Adjusted Net Income	$16,731	$14,815	$39,631	$19,768
(a)Represents non-recurring expense related to payments to certain pre-IPO owners in lieu of their participation in the TRA. Management does not believe such costs are indicative of our ongoing operations as they are one-time awards specific to the establishment of the TRA.
(b)Represents expenses related to professional fees in connection with preparation for our IPO.

(c)Represents noncash gains and losses recorded from fair value adjustments related to contingent value right liabilities. Contingent value right (“CVR”) liabilities represent potential obligations to the prior sellers in conjunction with the acquisition of the Company by investment funds managed by Hellman & Friedman in August 2017 and are based on estimates of expected cash payments to the prior sellers based on specified targets for the return on the original capital investment.
(d)Represents expenses incurred related to deferred payments to employees associated with our Control4 acquisition and other historical acquisitions. The deferred payments are cash retention awards for key personnel from the acquired companies and are expected to be paid to employees through 2023. Management does not believe such costs are indicative of our ongoing operations as they are one-time awards specific to acquisitions and are incremental to our typical compensation costs incurred and we do not expect such costs to be reflective of future increases in base compensation expense.

(e)Represents an adjustment related to the fair value of deferred revenue related to the Control4 acquisition.

(f)Represents costs directly associated with acquisitions and acquisition-related integration activities. For the three months and nine months ended September 25, 2020, the costs relate primarily to third-party consultant and information technology integration costs directly related to the Company’s acquisition of Control4 in August 2019. These costs also include certain restructuring costs (e.g., severance) and other third-party transaction advisory fees associated with the acquisitions.
(g)Represents non-recurring expenses related to consulting, restructuring, and other expenses which management believes are not representative of our operating performance.
(h)Represents the tax impacts with respect to each adjustment noted above after taking into account the impact of permanent differences using the statutory tax rate related to the applicable federal and foreign jurisdictions and the blended state tax rate.

Contribution Margin

We define Contribution Margin for a particular period as net sales, less cost of sales, exclusive of depreciation and amortization, divided by net sales. Management uses this key measure to understand and evaluate our financial performance, trends and generate future operating plans, make strategic decisions regarding the allocation of capital, and analyze investments in initiatives that are focused on cultivating new markets for our products and services. We believe Contribution Margin is a useful measurement for analysts, investors, and other interested parties to evaluate companies in our markets as they help identify underlying trends that could otherwise be masked by certain expenses that we do not consider indicative of our ongoing performance.

Contribution Margin has limitations as an analytical tool. This measure is not calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, Contribution Margin may not be comparable to similarly titled metrics of other companies due to differences among the methods of calculation.

The following table presents the calculation of Contribution Margin:

	Three Months Ended		Nine Months Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
	(in thousands)
Net sales	$260,746	$226,276	$734,519	$588,006
Cost of sales, exclusive of depreciation and amortization(a)	151,281	133,131	432,297	342,764
Net sales less cost of sales, exclusive of depreciation and amortization	$109,465	$93,145	$302,222	$245,242
Contribution Margin	42.0%	41.2%	41.1%	41.7%

(a)Cost of sales, exclusive of depreciation and amortization for the three months ended September 24, 2021 and September 25, 2020 excludes depreciation and amortization of $14,287 and $14,368, respectively. Cost of sales, exclusive of depreciation and amortization, for the nine months ended September 24, 2021 and September 25, 2020 excludes depreciation and amortization of $42,197 and $43,351, respectively.

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

The following table presents a reconciliation of net cash (used in) provided by operating activities to Free Cash Flow for the periods presented:

	Nine Months Ended
	September 24, 2021	September 25, 2020
	(in thousands)
Net cash (used in) provided by operating activities	$(11,239)	$42,642
Purchases of property and equipment	(6,819)	(7,103)
Free Cash Flow	$(18,058)	$35,539

Basis of Presentation and Key Components of Results of Operations

Net Sales

We generate net sales by selling to our integrators hardware products both with and without embedded software, which are then resold to end consumers, typically in the installation of an audio/video, IT, smart-home, or surveillance-related package. We act both as a principal in selling proprietary products, and as an agent in selling certain third-party products through strategic partnerships with outside suppliers. In addition, we generate a small but growing percentage of our revenue through recurring revenue from subscription services associated with product sales including hosting services, technical support, and access to unspecified software updates and upgrades. Revenue is recognized when the integrator obtains control of the product, which occurs upon shipment, in an amount that reflects the consideration expected to be received in exchange for those products net of estimated discounts, rebates, returns, allowances and any taxes collected and remitted to government authorities. Revenue allocated to subscription services is recognized over time as services are provided. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Policies — Revenue Recognition” in the Prospectus.

Cost of sales, exclusive of depreciation and amortization

Cost of sales, exclusive of depreciation and amortization, includes expenses related to production of proprietary finished goods, including raw materials and inbound freight, purchase costs for third-party products produced by strategic partners and sold by Snap One, rebates, inventory reserve adjustments and employee costs related to assembly services. The components of our cost of sales, exclusive of depreciation and amortization may not be comparable to our peers. The changes in our cost of sales, exclusive of depreciation and amortization generally correspond with the changes in net sales and may be impacted by any significant fluctuations in the components of our cost of sales, exclusive of depreciation and amortization.

Selling, general and administrative expenses

Selling, general and administrative costs include payroll and related costs, occupancy costs, costs related to warehousing, distribution, outbound shipping to integrators, credit card processing fees, warranty, purchasing, advertising, research and development, non-income-based taxes, equity-based compensation, acquisition-related expenses, TRA related costs and other corporate overhead costs. We expect that our selling, general and administrative expenses will increase at a growth rate below net sales growth when adjusted for one-time expenses, in future periods as we continue to grow, and due to additional legal, accounting, insurance and other expenses that we expect to incur as a result of being a public company, including compliance with the Sarbanes-Oxley Act.

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

Other (expense) income, net

Other (expense) income, net includes interest income, foreign currency remeasurement and transaction gains and losses, and costs related to the write-off of unamortized debt issuance costs.

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

	Three Months Ended				Nine Months Ended
	September 24, 2021	% of Net sales	September 25, 2020	% of Net sales	September 24, 2021	% of Net sales	September 25, 2020	% of Net sales
	($ in thousands)
Net Sales	$260,746	100.0%	$226,276	100.0%	$734,519	100.0%	$588,006	100.0%
Costs and expenses:
Cost of sales, exclusive of depreciation and amortization. .	151,281	58.0%	133,131	58.8%	432,297	58.9%	342,764	58.3%
Selling, general and administrative expenses	105,005	40.3%	66,962	29.6%	259,019	35.3%	194,443	33.1%
Depreciation and amortization	14,287	5.5%	14,368	6.3%	42,197	5.7%	43,351	7.4%
Total costs and expenses	270,573	103.8%	214,461	94.8%	733,513	99.9%	580,558	98.7%
(Loss) income from operations	(9,827)	(3.8)%	11,815	5.2%	1,006	0.1%	7,448	1.3%
Other expenses (income):
Interest expense	7,511	2.9%	11,330	5.0%	26,589	3.6%	35,875	6.1%
Other expense (income), net	6,931	2.7%	(224)	(0.1)%	6,422	0.9%	(1,558)	(0.3)%
Total other expenses	14,442	5.5%	11,106	4.9%	33,011	4.5%	34,317	5.8%
(Loss) income before income taxes	(24,269)	(9.3)%	709	0.3%	(32,005)	(4.4)%	(26,869)	(4.6)%
Income tax benefit	(2,729)	-1.0%	(694)	(0.3)%	(3,373)	(0.5)%	(6,025)	(1.0)%
Net (loss) income	(21,540)	(8.3)%	1,403	0.6%	(28,632)	(3.9)%	(20,844)	(3.5)%
Net loss attributable to noncontrolling interest	(11)	0.0%	(14)	0.0%	(45)	0.0%	(54)	0.0%
Net (loss) income attributable to Company	$(21,529)	(8.3)%	$1,417	0.6%	$(28,587)	(3.9)%	$(20,790)	(3.5)%

Three Months and Nine Months Ended September 24, 2021, Compared to the Three Months and Nine Months Ended September 25, 2020

Net Sales

	Three Months Ended				Nine Months Ended
	September 24, 2021	September 25, 2020	$ Change	% Change	September 24, 2021	September 25, 2020	$ Change	% Change
	($ in thousands)
Net Sales	$260,746	$226,276	$34,470	15.2%	$734,519	$588,006	$146,513	24.9%
Net sales increased by $34.5 million, or 15.2%, in the three months ended September 24, 2021, compared to the three months ended September 25, 2020. The growth during the quarter was driven by strong overall demand across geographies, markets and product categories, with year-over-year increases in transacting integrators and spend per integrator. Growth was also driven by the benefit of the first full quarter of ownership of Access Networks and the cumulative ramp of eight new local branches opened since the end of the third quarter 2020, including three new local branches opened in the most recent quarter, bringing our total local branch count to 30. Additionally, we had the benefit of a price increase enacted across our proprietary product portfolio in August 2021. While supply chain challenges represented a headwind in the quarter, we were able to avoid significant disruption of our business through navigation of these issues.

Net sales increased by $146.5 million, or 24.9%, in the nine months ended September 24, 2021, compared to the nine months ended September 25, 2020. Growth was strong across geographies, markets and product categories as we added new integrators, increased spend per integrator and lapped the demand impacts from COVID-19 in the prior year.

Cost of Sales, exclusive of depreciation and amortization

	Three Months Ended				Nine Months Ended
	September 24, 2021	September 25, 2020	$ Change	% Change	September 24, 2021	September 25, 2020	$ Change	% Change
	($ in thousands)
Cost of sales, exclusive of depreciation and amortization	$151,281	$133,131	$18,150	13.6%	$432,297	$342,764	$89,533	26.1%
As a percentage of net sales	58.0%	58.8%			58.9%	58.3%

Cost of sales, exclusive of depreciation and amortization, increased $18.2 million, or 13.6%, in the three months ended September 24, 2021, compared to the three months ended September 25, 2020, primarily driven by higher sales volumes. As a percentage of net sales, cost of sales, exclusive of depreciation and amortization, decreased to 58.0% in the current period from 58.8% in the prior period. The decrease in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales was due to favorable proprietary product sales mix in the quarter. This decrease in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales resulted in a higher Contribution Margin of 42.0% for the three months ended September 24, 2021, compared to 41.2% for the three months ended September 25, 2020.

Cost of sales, exclusive of depreciation and amortization, increased $89.5 million, or 26.1%, in the nine months ended September 24, 2021, compared to the nine months ended September 25, 2020, primarily driven by higher sales volumes. As a percentage of net sales, cost of sales, exclusive of depreciation and amortization, increased to 58.9% in the current period from 58.3% in the prior period. The increase in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales was primarily due to growth in third-party product sales mix as we further execute our omni-channel strategy by opening local branches which typically sell more third-party product than proprietary product, as well as increasing costs from suppliers and higher inbound freight costs given ongoing supply chain pressures. This increase in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales resulted in a lower Contribution Margin of 41.1% for the nine months ended September 24, 2021, compared to 41.7% for the nine months ended September 25, 2020.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended				Nine Months Ended
	September 24, 2021	September 25, 2020	$ Change	% Change	September 24, 2021	September 25, 2020	$ Change	% Change
	($ in thousands)
Selling, general and administrative expenses	$105,005	$66,962	$38,043	56.8%	$259,019	$194,443	$64,576	33.2%
As a percentage of net sales	40.3%	29.6%			35.3%	33.1%

Selling, general and administrative expenses increased $38.0 million, or 56.8%, in the three months ended September 24, 2021, compared to the three months ended September 25, 2020. The increase in selling, general and administrative expenses was primarily due to the recognition of $14.4 million in equity-based compensation expenses and $10.6 million in compensation costs paid to certain pre-IPO owners for their interests in lieu of their participation in the TRA entered into in connection with the IPO. The remaining increases in selling, general and administrative expenses was due to increases in variable operating expenses (including outbound shipping, credit card processing fees and warranty), driven by higher sales volumes, increased costs associated with becoming and operating as a public company, ongoing investments to support strategic growth initiatives, and a return to normalized spending levels when compared to cost reduction actions taken to mitigate the impacts of COVID-19 in 2020.

Selling, general and administrative expenses increased $64.6 million, or 33.2%, in the nine months ended September 24, 2021 compared to the nine months ended September 25, 2020. The increase in selling, general, administrative expenses was due to equity-based compensation expense and compensation costs paid to certain pre-IPO owners for their interests in lieu of their participation in the TRA entered into in connection with the IPO. The remaining increase in selling, general and administrative expenses was due to increases in variable operating expenses (including outbound shipping, credit card processing fees and warranty), driven by higher sales volumes, increased costs associated with becoming and operating as a public company, ongoing investments to support strategic growth initiatives, and a return to normalized spending levels when compared to cost reduction actions taken to mitigate the impacts of COVID-19 in 2020.

Depreciation and Amortization

	Three Months Ended				Nine Months Ended
	September 24, 2021	September 25, 2020	$ Change	% Change	September 24, 2021	September 25, 2020	$ Change	% Change
	($ in thousands)
Depreciation and amortization	$14,287	$14,368	$(81)	(0.6)%	$42,197	$43,351	$(1,154)	(2.7)%
As a percentage of net sales	5.5%	6.3%			5.7%	7.4%

Depreciation and amortization expenses decreased by $0.1 million, or 0.6%, in the three months ended September 24, 2021 compared to the three months ended September 25, 2020, and by $1.2 million, or 2.7%, in the nine months ended September 24, 2021 compared to the nine months ended September 25, 2020. Depreciation expense decreased primarily due to certain software assets that became fully depreciated during fiscal year 2020. Amortization expense associated with intangible assets acquired remained consistent between periods.

Interest Expense

	Three Months Ended				Nine Months Ended
	September 24, 2021	September 25, 2020	$ Change	% Change	September 24, 2021	September 25, 2020	$ Change	% Change
	($ in thousands)
Interest expense	$7,511	$11,330	$(3,819)	(33.7)%	$26,589	$35,875	$(9,286)	(25.9)%
As a percentage of net sales	2.9%	5.0%			3.6%	6.1%

Interest expense decreased by $3.8 million, or 33.7%, in the three months ended September 24, 2021 compared to the three months ended September 25, 2020, and by $9.3 million, or 25.9%, in the nine months ended September 24, 2021 compared to the nine months ended September 25, 2020. The decrease was primarily driven by lower average borrowing rates on our debt and a lower average outstanding balance on our revolving credit facility and term loan in the current period, due in part to a portion of the term loan being repaid from the net proceeds of the IPO.

Other Expense (Income), net

	Three Months Ended				Nine Months Ended
	September 24, 2021	September 25, 2020	$ Change	% Change	September 24, 2021	September 25, 2020	$ Change	% Change
	($ in thousands)
Other expense (income)	$6,931	$(224)	$7,155	(3194.2)%	$6,422	$(1,558)	$7,980	(512.2)%
As a percentage of net sales	2.7%	(0.1)%			0.9%	(0.3)%

Other expense increased by $7.2 million, or 3194.2%, in the three months ended September 24, 2021, compared to the three months ended September 25, 2020, and by $8.0 million, or 512.2%, in the nine months ended September 24, 2021, compared to the nine months ended September 25, 2020, primarily related to the write-off of unamortized debt issuance costs.

Income Tax Benefit

	Three Months Ended				Nine Months Ended
	September 24, 2021	September 25, 2020	$ Change	% Change	September 24, 2021	September 25, 2020	$ Change	% Change
	($ in thousands)
Income tax benefit	$(2,729)	$(694)	$(2,035)	293.2%	$(3,373)	$(6,025)	$2,652	(44.0)%
As a percentage of net sales	(1.0)%	(0.3)%			(0.5)%	(1.0)%

The Company recognized income tax benefit of $2.7 million for the three months ended September 24, 2021, compared to a benefit of $0.7 million for the three months ended September 25, 2020. The effective tax rate for the three months ended September 24, 2021 was a benefit of 11.3%, and a benefit of 97.9% for the three months ended September 25, 2020. The change in the effective tax rate in the three months ended September 24, 2021 and the difference from the statutory rate, was primarily the result of discrete items recognized related to one-time transaction costs and a payment to pre-IPO owners in lieu of TRA participation along with the adjustment of deferred tax liabilities and the benefit of certain tax credits.

Income tax benefit decreased by $2.7 million, or 44.0%, in the nine months ended September 24, 2021 compared to the nine months ended September 25, 2020. The effective tax rate for the nine months ended September 24, 2021, was a benefit of 10.6% compared to a benefit of 22.42% for the nine months ended September 25, 2020. The change in the effective tax rate for the nine months ended September 24, 2021, and the difference from the U.S. federal statutory rate of 21%, was primarily the result of discrete items recognized related to one-time transaction costs and a payment to pre-IPO owners in lieu of TRA participation along with the adjustment of deferred tax liabilities and the benefit of certain tax credits.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are net cash provided by operating activities and availability under our Credit Agreement. We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary uses on a short-term and long-term basis are for working capital requirements, capital expenditures, geographic or service offering expansion, acquisitions, debt service requirements and other general corporate purposes. Our primary working capital requirements are for the purchase of inventory, payroll, rent, other facility costs, distribution costs and general and administrative costs. Our working capital requirements fluctuate during the year, driven primarily by seasonality and the timing of inventory purchases. Our capital expenditures are primarily related to infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems, ongoing location improvements (joint design and manufacturing tooling), expenditures related to our distributions centers, and new local branch openings. We expect to fund capital expenditures from net cash provided by operating activities.

We have historically funded our operations and acquisitions primarily through internally generated cash on hand and our Credit Facilities, except for the acquisition of Control4 which was partially funded by a capital contribution from the Parent. Most recently, we completed our IPO of 13.9 million shares of our common stock, and on August 18, 2021, we completed the sale of 1.2 million shares of additional common stock to the underwriters pursuant to their option to purchase additional shares, at an offering price of $18.00 per share. We raised net proceeds of $249.2 million through the IPO, after deducting underwriting discounts and other offering costs of $21.2 million. On August 4, 2021,we used a portion of the net proceeds from the IPO to repay a portion of the Incremental Term Loan outstanding under the Credit Agreement totaling $215.9 million in principal, plus accrued interest of $1.0 million. We also incurred a charge of $6.6 million related to the write-off of unamortized debt issuance costs.

Working Capital, Excluding Deferred Revenue

The following table summarizes our cash, cash equivalents, accounts receivable and working capital, which we define as current assets minus current liabilities excluding deferred revenue, for the periods indicated:

	As of
	September 24, 2021	December 25, 2020
	(in thousands)
Cash and cash equivalents	$60,591	$77,458
Accounts receivable, net	54,119	49,363
Working capital, excluding deferred revenue	191,176	141,476

Our cash and cash equivalents as of September 24, 2021, are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that reduce the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

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

Debt Obligations

On August 4, 2017, our wholly owned subsidiary, Wirepath LLC (“Borrower”) entered into a Credit Agreement (“Credit Agreement”) with various financial institutions consisting of a Revolving Credit Facility that provided for borrowings of up to $50.0 million, and an Initial Term Loan in the amount of $265.0 million. The Revolving Credit Facility matures on August 4, 2022, and the Initial Term Loan matures on August 4, 2024. We can elect that loans under the Revolving Credit Facility and Initial Term Loan be alternate base rate loans or LIBOR-based loans, each at the published interest rates, plus the applicable margin as further discussed below. We have elected LIBOR-based loans in each instance.

On February 5, 2018, the Credit Agreement was amended to reduce the applicable interest rate margin on the Revolving Credit Facility and Initial Term Loan by 0.75 percentage points each. On October 31, 2018, the Credit Agreement was amended for a second time to increase the Initial Term Loan principal to $292.4 million, with a reduction of 0.50 percentage points to the applicable interest rate margin on the Revolving Credit Facility and Initial Term Loan. On August 1, 2019, the Credit Agreement was amended for a third time to provide an Incremental Term Loan in the amount of $390.0 million and increase commitments under the Revolving Credit Facility to $60.0 million. Borrowings under the Revolving Credit Facility and term loans bear interest at a variable rate, at the Borrower’s option, of either: (i) a eurodollar rate based on LIBOR for a specific interest period plus an applicable margin, subject to a eurodollar rate floor of 0.00%, or (ii) an alternate base rate plus an applicable margin, subject to a base rate floor of 0.00%. Interest on the Revolving Credit Facility and the term loans is payable quarterly in arrears with respect to alternate base rate loans and payable on the last day of each applicable interest period (or, in the case of an interest period in excess of three months, on three-month intervals of the first day of such interest period) with respect to eurodollar rate loans. The margins for the Revolving Credit Facility range from 3.50% to 4.00% per annum for eurodollar rate loans and 2.50% to 3.00% per annum for alternate base rate loans, depending on the applicable first lien secured leverage ratio. The margins for the Initial Term Loan are fixed at 4.00% per annum for eurodollar rate loans and 3.00% per annum for alternate base rate loans. The margins for the Incremental Term Loan are fixed at 4.75% per annum for eurodollar rate loans and 3.75% per annum for alternate base rate loans. Unused commitments under the Revolving Credit Facility are subject to a commitment fee ranging from 0.25% to 0.50% depending on the applicable first lien secured net leverage ratio.

The LIBOR-based rate for the Revolving Credit Facility and the Initial Term Loan is LIBOR (0.15% and 0.22% as of September 24, 2021, and December 25, 2020, respectively), plus the applicable margin (4.00% as of September 24, 2021, and December 25, 2020), amounting to an effective rate of 4.15% as of September 24, 2021, and 4.22% as of December

25, 2020. The LIBOR-based rate for the Incremental Term Loan is LIBOR (0.15% and 0.22% as of September 24, 2021, and December 25, 2020, respectively), plus the applicable margin (4.75% as of September 24, 2021, and December 25, 2020), amounting to an effective rate of 4.90% as of September 24, 2021, and 4.97% as of December 25, 2020.

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

The term loans amortize in fixed equal quarterly installments in an amount equal to 1.0% per annum of the total aggregate principal amount thereof immediately after borrowing, with the balance due at maturity. We may voluntarily prepay loans or reduce commitments under the Credit Agreement, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty (subject to customary exceptions). We may be required, with certain exceptions, to make mandatory payments under the Credit Agreement using a percentage of our annual excess cash flows or net proceeds from any non-ordinary course asset sales or certain debt issuances, if any.

The Borrower’s obligations under the Credit Agreement are guaranteed by its direct parent company, our wholly owned subsidiary Crackle Purchaser LLC (formerly known as Crackle Purchaser Corp.) and each of the Borrower’s current and future direct and indirect subsidiaries other than: (i) foreign subsidiaries, (ii) unrestricted subsidiaries, (iii) non-wholly owned subsidiaries, (iv) immaterial subsidiaries and (v) certain holding companies of foreign subsidiaries, and are secured by a first lien on substantially all of their assets, including the capital stock of subsidiaries (subject to certain exceptions).

The Credit Agreement contains various customary affirmative and negative covenants. The financial covenants we are measured against are consolidated earnings before interest, taxes, depreciation and amortization, adjusted for allowable add-backs specified in the Credit Agreement (“consolidated EBITDA”), and associated ratios, as defined in the Credit Agreement. We were in compliance with such covenants as of September 24, 2021 and December 25, 2020.

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

As of September 24, 2021, we had no borrowings under the Revolving Credit Facility, $284.3 million outstanding under the Initial Term Loan and $167.3 million outstanding under the Incremental Term Loan. As of December 25, 2020, the Company had no borrowings under the Revolving Credit Facility, $286.5 million outstanding under the Initial Term Loan and $386.1 million outstanding under the Incremental Term Loan. On August 4, 2021, we used a portion of the net proceeds from the IPO to repay a portion of the Incremental Term Loan outstanding under the Credit Agreement totaling $215.9 million, plus accrued interest of $1.0 million. The Company incurred a charge of $6.6 million related to the write-off of unamortized debt issuance costs.

Historical Cash Flows

The following table sets forth our cash flows for the nine months ended September 24, 2021 and September 25, 2020:

	Nine Months Ended
	September 24, 2021	September 25, 2020
	(in thousands)
Net cash (used in) provided by operating activities	$(11,239)	$42,642
Net cash used in investing activities	(33,325)	(6,455)
Net cash provided by financing activities	28,163	6,790

Operating Activities

Net cash used in operating activities was $11.2 million in the nine months ended September 24, 2021, as compared to net cash provided of $42.6 million in the nine months ended September 25, 2020, a decrease of $53.9 million. The decrease was driven primarily by a net increase in cash used for operating assets and liabilities, including an increase in inventory and prepaid vendor deposits to protect against supply chain uncertainty. In the prior year, we managed our working capital position in light of the COVID-19 pandemic by increasing focus on collections of accounts receivable, managing inventory levels, and negotiating extended payment terms with vendors, resulting in increased cash flow from operations in fiscal year 2020.

Investing Activities

Net cash used in investing activities was $33.3 million in the nine months ended September 24, 2021, as compared to $6.5 million in nine months ended September 25, 2020, an increase of $26.9 million. The increase in net cash used in investing activities for the nine months ended September 24, 2021, was primarily due to the acquisition of Access Networks in the current period.

Financing Activities

Net cash provided by financing activities was $28.2 million for the nine months ended September 24, 2021, compared to $6.8 million in the nine months ended September 25, 2020, an increase of $21.4 million. The increase in net cash provided by financing activities for the nine months ended September 24, 2021, was due to net proceeds from our IPO, a portion of which we used to pay down long-term debt.

Off-Balance Sheet Arrangements

As of September 24, 2021 and December 25, 2020, we had off-balance sheet arrangements totaling $4.9 million related to our outstanding letters of credit as further described in Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Contractual Obligations

We have contractual obligations comprised of payments of debt and interest, lease commitments, and CVRs. As of September 24, 2021 we also have a contractual obligation to pay our pre-IPO owners under the terms of the TRA.

On July 29, 2021, the Company executed the TRA with the TRA Participants. The TRA provides for the payment by the Company to the TRA Participants of 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we actually realize, or are deemed to realize (calculated using certain assumptions), as a result of the utilization of such tax benefits, including certain tax benefits attributable to payments under the TRA. See Note 14 of the Notes to the Condensed Consolidated Financial Statements for more information regarding the TRA.

On August 4, 2021, the Company used a portion of the net proceeds from the IPO to repay a portion of the Incremental Term Loan outstanding under the Credit Agreement totaling $215.9 million, plus accrued interest of $1.0 million. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for more information regarding the repayment.

Except as described herein, as of September 24, 2021, there have been no material changes in our contractual obligations and commitments other than in the ordinary course of business from the contractual obligations and commitments for the year ended December 25, 2020, as previously disclosed in our Prospectus.

Critical Accounting Estimates and Policies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates and Policies” and our consolidated financial statements and related notes disclosed in our Prospectus for accounting policies and related estimates we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions or involve uncertainties. These critical accounting estimates and policies include revenue recognition; share-based compensation; income taxes; business combinations; inventories, net; goodwill and intangible assets; warranties; and contingent valuation rights. Except as discussed in Note 14 of the Notes to the Condensed Consolidated Financial Statements related to the TRA, there have been no changes to our critical accounting estimates and policies or their application since the date of the Prospectus.

Recent Accounting Pronouncements

See Note 2 of the Notes to the Condensed Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

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

Interest Rate Risk

We are subject to interest rate risk in connection with our Credit Agreement. As of September 24, 2021, we had $451.6 million outstanding under the term loan portion of the Credit Agreement. The term loans bear interest at variable rates. During the quarter ended September 24, 2021, the Company prepaid $216.9 million in aggregate of the outstanding amount of the Incremental Term Loan outstanding under the Credit Agreement. After taking into account our interest rate caps: (i) an increase of 100 basis points in the variable rates on the amounts outstanding under the Credit Agreement as of September 24, 2021 would have increased year-to-date cash interest in the aggregate by approximately $4.7 million; and (ii) a decrease of 100 basis points in the variable rates would have decreased year-to-date cash interest in the aggregate by approximately $1.0 million. Please refer to “— Liquidity and Capital Resources — Debt Obligations” for information regarding the interest rate cap agreement that we entered into to guard against unexpected increases in LIBOR on a portion of our variable-rate term loans and limit our exposure to interest rate variability.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that, as per the Exchange Act, information required to be disclosed by us in the reports that we file or submit under such Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our CEO and CFO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or would be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error. Additionally, controls can be circumvented by individual acts, collusion of two or more people, or by management override. The design of any system of controls is also based in part upon assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate due to changed conditions, or because the degree of compliance with policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and go undetected.

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of our business. Management believes that we do not have any pending or threatened litigation which, individually or in the aggregate, would have a material adverse effect on our business, results of operations, financial condition or cash flows.

For additional information, see Note 15 of the Notes to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to our risk factors that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Prospectus which is accessible on the SEC’s website at www.sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In connection with the IPO of Snap One Holdings Corp.’s common stock, Snap One Holdings Corp. effected a series of transactions occurring at various times prior to and/or concurrently with the closing of the IPO that resulted in a reorganization of its business (“Equity Conversion”). In connection with the Equity Conversion, on July 27, 2021, Snap One Holdings Corp. issued 1.7 million restricted shares of its common stock and on July 28, 2021, Snap One Holdings Corp. issued options to purchase 5.4 million shares of its common stock at an exercise price of $18.00 per share. The restricted shares and stock options were issued to certain current and former members of management and employees who had, until the Equity Conversion, held partnership interests in Crackle Holdings, L.P., the former sole shareholder of Snap One Holdings Corp., which was dissolved and liquidated in connection with the Equity Conversion. In connection with the IPO, Snap One Holdings Corp. issued 0.4 million restricted stock units and options to acquire 0.2 million shares of common stock at an exercise price of $18.00 per share to certain employees. No underwriters were involved in the issuance of these restricted shares of common stock, restricted stock units and options to purchase common stock.

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

Use of Proceeds

On July 30, 2021, we completed our IPO in which we sold 13.9 million shares of common stock, and on August 18, 2021, we sold an additional 1.2 million shares of common stock to the underwriters pursuant to their option to purchase additional shares. The shares sold in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333- 257624) which was declared effective by the SEC on July 27, 2021. Our shares of common stock were sold at an initial offering price of $18.00 per share, which generated net proceeds of approximately $249.2 million after deducting underwriting discounts and other offering costs of $21.2 million. During the nine months ended September 24, 2021, the Company expensed $4.6 million of IPO costs related to the IPO.

As previously disclosed, we used the proceeds (net of underwriting discounts and offering expenses) from the issuance of 13.9 million shares in the IPO to repay a portion of the term loan outstanding under our Credit Agreement totaling $215.9 million, plus accrued interest thereon of approximately $1.0 million. We used the remaining proceeds, including the proceeds from the sale of the 1.2 million additional shares sold to the underwriters, for general corporate purposes.

The remainder of the information required by this item regarding the use of our IPO proceeds has been omitted pursuant to SEC rules because such information has not changed since the filing of our second quarter 10-Q (filed August 27, 2021).

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1
Third Amended and Restated Certificate of Incorporation of Snap One Holdings Corp. (incorporated by reference to Exhibit 3.1 of the 10-Q for Snap One Holdings Corp. for the quarterly period ending June 25, 2021, filed on August 27, 2021.)

3.2
Second Amended and Restated Bylaws of Snap One Holdings Corp. (incorporated by reference to Exhibit 3.2 of the 10-Q for Snap One Holdings Corp. for the quarterly period ending June 25, 2021, filed on August 27, 2021.)

10.1
Stockholders Agreement, dated as of July 27, 2021 among Snap One Holdings Corp. and the other parties named therein (incorporated by reference to Exhibit 10.1 of the 10-Q for Snap One Holdings Corp. for the quarterly period ending June 25, 2021, filed on August 27, 2021.)

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

10.14
Tax Receivable Agreement dated July 27, 2021 between Snap One Holdings Corp. and the TRA Participants named therein (incorporated by reference to Exhibit 10.14 of the 10-Q for Snap One Holdings Corp. for the quarterly period ending June 25, 2021, filed on August 27, 2021.)

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

10.17	Form of Escrow Agreement among Snap One Holdings Corp. and the other parties named therein (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement filed on July 19).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Snap One Holdings Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Snap One Holdings Corp.

November 5, 2021	By:	/s/ John Heyman
Name: John Heyman
Title: Chief Executive Officer

November 5, 2021	By:	/s/ Michael Carlet
Name: Michael Carlet
Title: Chief Financial Officer