Form 10-K
period 2021-12-31
Snap One Holdings Corp.
filed 2022-03-23
CIK 1856430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the annual period ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant was not a public company as of June 25, 2021, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The registrant had outstanding 75,882,589 shares of common stock as of March 18, 2022.

Documents Incorporated by Reference: Portions of Part III will be incorporated by reference to the registrant’s definitive proxy statement, in accordance with Instruction G(3) to Form 10-K, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

Unless otherwise indicated, references to the “Company,” “Snap One,” “we,” “us,” and “our” in this Annual Report refer to Snap One Holdings Corp. and its consolidated subsidiaries. References to the “Former Parent Entity” means Crackle Holdings, L.P., the entity that, until the completion of our initial public offering, held all of our outstanding equity.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Statements made in this Annual Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements, and should be evaluated as such. The preceding list is not intended to be an exhaustive list of all our forward-looking statements. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and other similar expressions. These forward-looking statements are contained throughout this Annual Report.

We base these forward-looking statements on our current expectations, plans and assumptions, which we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at this time. As you read and consider this Annual Report, you should understand that these statements are not guarantees of performance or results. The forward-looking statements contained herein are subject to and involve risks, uncertainties and assumptions, and therefore you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results, and therefore actual results might differ materially from those expressed in the forward-looking statements and projections. Factors that might materially affect such forward-looking statements include those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report or as described in other subsequent reports we file with the U.S. Securities and Exchange Commission (the “SEC”). We encourage you to read this Annual Report and our other filings with the SEC carefully.
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

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or occur. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in our expectations.

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. Some of the factors, risks and uncertainties that might materially affect the forward-looking statements contained herein and may make an investment in our securities speculative or risky include, but are not limited to, the following:

Risks Related to Our Business and Industry

•Our quarterly results of operations have fluctuated and may continue to fluctuate. As a result, we may fail to meet or exceed the expectations of investors or securities analysts, which could cause our stock price to decline.

• If we are unable to manage our business growth and diverse and complex operations, our reputation in the market and our ability to generate net sales from new or existing integrators and end consumers may be harmed.

•The markets in which we participate are highly competitive and many companies, including large technology companies, retailers, electronics distributors, broadband and security service providers, as well as other managed service providers, are actively targeting our markets. Our failure to differentiate ourselves and compete successfully against these companies would make it difficult for us to add and retain customers, and our sales and profitability could be adversely affected.

•If we are unable to develop new solutions, sell our solutions into new markets, or further penetrate our existing markets, or if we fail to make optimal strategic investment decisions, our net sales may not grow as expected or they may decline.

•End consumers may choose to adopt products that provide discrete functionality or DIY (as defined below) solutions rather than adopt our professionally installed solutions. If we are unable to increase market acceptance of the benefits of our professionally installed solutions, our net sales may not continue to grow, or they may decline.

•We have entered into several strategic arrangements and intend to pursue additional strategic opportunities in the future. If the intended benefits from our strategic relationships are not realized, our results of operations may be harmed.

•We have relatively limited visibility regarding the end consumers that ultimately purchase our products, and we often rely on information from third-party integrators to help us manage our business. If we are unable to obtain timely or accurate information, our ability to quickly react to market changes and effectively manage our business may be harmed.

•Our growth strategy includes pursuing acquisitions, and our potential inability to identify good opportunities and to successfully integrate newly acquired technologies, assets, businesses, or personnel may harm our financial results.

Risks Related to Our Products

•If we are unable to adapt to technological change and implement technological and aesthetic enhancements to our products, this could impair our ability to remain competitive.

•Product quality issues and a higher-than-expected number of warranty claims or returns could harm our business and operating results.

Risks Related to Our Manufacturing and Supply Chain

•We currently rely on contract manufacturers to manufacture our products and on component vendors to supply parts used in our products. We also distribute products manufactured by other companies. Any disruption in our supply chain, including the global supply chain issues affecting shipping, or our failure to successfully manage our relationships with our suppliers or logistics partners could harm our business.

Risks Related to Our Indebtedness

•Our substantial indebtedness could materially adversely affect our financial condition and our ability to operate our business, react to changes in the economy or industry or pay our debts and meet our obligations under our debt and could divert our cash flow from operations for debt payments.

Risks Related to Our Common Stock

•We are required to pay the Tax Receivable Agreement (the “TRA”) participants (the “TRA Participants”) for net operating losses and certain other tax benefits that arose prior to or in connection with our initial public offering and make a cash distribution to certain pre-IPO owners that are not TRA Participants, which amounts are material.

•We are controlled by Hellman & Friedman, LLC (“H&F”), whose interests may be different from the interests of other holders of our securities.

Risks Related to Our Financial Statements

•We may be required to make payments under our contingent value rights agreement with certain former stockholders.

Part I
Item 1. Business

Unless otherwise indicated in this Annual Report, references to the “Company,” “Snap One,” “we,” “us,” and “our” refer to Snap One Holdings Corp. and its consolidated subsidiaries.

Our Vision

Bringing together people, integrators and products to deliver joy, connectivity and security in our everyday lives.

Our Company

Snap One powers smart living by enabling professional integrators to deliver seamless experiences in the connected homes and small businesses where people live, work and play. The combination of our end-to-end product ecosystem delivered through our powerful distribution network and further bolstered by technology-enabled workflow solutions, which we refer to as our “Only Here” strategy, provides a compelling value proposition to our loyal and growing network of over 16,000 professional do-it-for-me (“DIFM”) integrators. We believe that Only Here can integrators access a leading, comprehensive suite of products and software solutions that enable a “one-stop shop” experience. Only Here can integrators support their customers via our industry-leading remote management software platform, which reaches approximately 424,000 active homes and businesses as of December 31, 2021. Only Here can integrators enjoy the convenience of an e-commerce centric, omni-channel distribution model to support their workflow. Only Here can our third-party product partners efficiently access the professional integrator market through our distribution reach and integrate into the broader Snap One product and software ecosystem. By partnering with Snap One, integrators can focus on their trade and leverage the tools and infrastructure that we deliver to build thriving and profitable businesses. We believe our Only Here value proposition becomes embedded into integrators’ workflow throughout the project lifecycle, creating re-occurring spending patterns that strengthen our integrator relationships and enhance our revenue visibility across our integrator base.

Snap One was founded by integrators for integrators. We believe our Only Here experience makes us the partner of choice for professional integrators. Our leading end-to-end ecosystem of proprietary SKUs, alongside a curated set of third-party products, provides differentiated portfolio depth and the convenience of a “one-stop shop” experience for our integrators.

Our industry-leading software solutions enhance the interoperability of our products and enable our emerging portfolio of value-added, subscription-based services. We are vertically integrated, with the majority of our net sales coming from our proprietary-branded, internally developed products that are only available to integrators directly from Snap One. These proprietary products are manufactured on an asset-light basis through our network of contract manufacturing and joint development suppliers located primarily in Asia and support our net sales of $1,008.0 million and Contribution Margin of 40.5%, in each case during fiscal year 2021. In addition, we support our integrators with a comprehensive suite of software and support workflow solutions. We engage with our integrators on an omni-channel basis, blending the benefits of our comprehensive e-commerce portal with the convenience of our local branch network for same-day product availability. We support our integrators throughout the entire lifecycle of their projects from pre-sale product research and system design to post-installation end consumer support via our proprietary OvrC software, which enables integrators to remotely manage, configure and troubleshoot devices in the field. We believe our solutions make it easier for professional integrators to operate and profitably grow their businesses, contributing to increased retention and wallet share growth with us over time. We believe our Only Here value proposition creates entrenched relationships and re-occurring spending patterns with our integrators. We believe these favorable integrator dynamics yield an attractive financial profile with a high degree of visibility into integrators’ spending patterns.

Our Market Opportunity

The growing global residential and commercial technology market is comprised of Do-it-Yourself (“DIY”) and Do-It-For-Me (“DIFM”) end consumer spend, which market research consultant Frost & Sullivan estimates is expected to grow at a 9.3% compound annual growth rate from $329.2 billion in 2020 to $513.1 billion in 2025.

The DIFM sub-market that we serve is distinct from the DIY sub-market, and is characterized by consumers with higher expectations, more complicated projects, higher income, and use of professionals in other parts of their lives. DIFM consumers typically spend $10,000 to $20,000 for professional integrators to design, select the best products, and install and configure these systems. Each of these projects represents an opportunity for Snap One to provide the products the integrator needs to serve their customers.

Consumers’ increasing desire to have an integrated, turnkey, easy-to-use system is expected to drive growth in the DIFM sub-market across home technology, security, and commercial; Frost & Sullivan estimates that integrator spend in the domestic DIFM sub-market (consisting of home technology, security, and commercial) will grow at an 8.7% compound annual growth rate from $43.0 billion in 2020 to $65.2 billion in 2025.

We believe the following trends will continue to accelerate the global home technology market and to support the increasing importance of the DIFM integrator to deliver the experiences that end consumers seek.

Increasing Awareness and Adoption of Smart Living Solutions

Consumer adoption of smart living solutions continues to rise, driven by increasing access to high-speed internet service and growth in smart connected devices, streaming services, voice assistants and simple and unified control experiences. Well-known technology leaders such as Alphabet, Amazon and Apple have created innovative and affordable point products that have broadened access to entry level smart living experiences and increased interest in the full potential of the home. The desire to be able to control your sound volume through a traditional remote control has evolved into an expectation that lighting, temperature, music, entertainment, security, consumer appliances and more respond to a user’s needs proactively or create a bespoke experience with the push of an icon on an app or a voice command. According to Statista, smart home penetration in the United States is expected to increase to 57% in 2025 from 37% in 2020, and we believe consumers will increasingly demand more complete and complex systems.

Growing Desire for Entertainment, Security, Comfort, and Energy Efficiency in the Home

Now more than ever before, people live, work and play at home. As a result, there is a growing demand to enhance the at-home experience with immersive, simple, integrated and supported products and systems. For example, end consumers want:
•High-end home entertainment systems to support direct-to-streaming movie releases;
•Multi-room audio systems streaming their favorite music from any place in the home with the press of a button;
•Home security and video surveillance with smart phone and tablet accessibility to help ensure their family stays safe;
•Smart lighting, shades, heating and cooling systems to manage their environment and make their home more energy efficient;
•Reliable whole-home networks that ensure connectivity for multiple simultaneous uses by the entire family such as video conferencing indoors while streaming a movie in the backyard; and
•Intuitive and flexible control solutions that unify the interactive experience in the home.

Consumer Pain Points Driving Increasing Need for Professional Integrators

The direct-to-consumer smart living product category is highly fragmented, with thousands of disparate, unintegrated point products across multiple categories resulting in an experience that is often frustrating, complicated and time-intensive for the end consumer. Mass market DIY products are intended to meet single-point tasks, and are not generally designed to seamlessly integrate across multiple manufacturers into a fully personalized smart living solution, nor to meet the exacting needs of high-end purchasers. In addition, end consumers lack awareness of all the mission-critical infrastructure, networking and control products, and the software required to create an integrated system, and also lack the time and expertise to install and troubleshoot these system components. We believe a large and growing segment of end consumers want the best available smart living experience and are willing to pay for professional assistance to create a fully integrated, comprehensive system and to maintain, service, and upgrade their systems over time. We believe the importance of integrators will continue to grow as they become an increasingly critical specialist to end consumers.

Challenges for Integrators Driving Need for a Partner that is a One-Stop Shop for All Their Needs

The typical integrators we serve are small- to medium-sized businesses that enable smart living. They are experts at designing, installing, and servicing complex, fully integrated connected home and business systems, which include products such as audio, video, surveillance, lighting, home automation, and more for both homeowners and commercial customers. These integrators serve DIFM consumers who typically spend $10,000 to $20,000 per job. In addition, integrators do not typically hold inventory, requiring them to place multiple orders to procure the products and software needed for each job.

Due to their small size, integrators often face significant challenges to meet the needs of their end customers and run their businesses efficiently. These challenges include tracking thousands of products across multiple suppliers needed for each job, keeping up with the latest product trends, and understanding how to install, integrate, and support these highly complex and evolving technologies. As a result, integrators need a partner that can serve as a one-stop shop for the products, software, tools, and training that they need day in and day out to efficiently operate their businesses and deliver great experiences for end consumers.

Our Differentiated Solution

We believe our integrated platform of products, software, and support solutions that are embedded into the integrator’s workflow is unmatched in the industry. We simplify the challenges associated with designing a smart living system and enable our integrators to create optimal solutions that are cohesive, functional, and efficient. Every decision we make is through the lens of helping integrators run their business more efficiently while delivering immersive smart living experiences. This results in a long-term partnership in our shared mission to bring joy, connectivity and security into end consumers’ everyday lives.

Our End-to-End Product Ecosystem

We provide integrators with a leading, comprehensive suite of connected, infrastructure, entertainment, and software solutions so the entire smart living experience is exceptional for the end consumer. Our product and service offerings encompass all of the design elements required by integrators to build integrated smart living systems that are easy to install and simple to manage, serving the needs of both integrators and end consumers. Our deep relationships with our individual integrators provides us the real-time feedback that allows us to continuously improve our offerings.

•Proprietary Products and Software. We have developed a broad range of proprietary SKUs that encompass the spectrum of solutions needed to deliver integrated smart living systems. These products and software are sold under our proprietary brands such as Araknis, Control4, and Wattbox and are only sold through Snap One with confidential wholesale prices that allow integrators to maximize their profitability. Our products and software are designed to meet the unique needs of both the integrator and the DIFM end consumer. We do this by delivering a high quality and reliable cross-category integrated solution that connects easily to our proprietary solutions and third-party products. In addition, our solutions have built-in firmware to allow for a high degree of configurability with useful management tools, which make it easy for integrators to provide mission critical post-installation support. Through our proprietary software, Control4 OS3 and OvrC, we allow integration with thousands of products manufactured by hundreds of third-party manufacturers, and our products are compatible with connected devices from leading brands such as Alphabet, Amazon and Apple, allowing end consumers to enjoy and control their integrated system with the products and devices they know and love.

•Third-Party Products. In addition to our proprietary solutions, we have partnered with and sell a curated set of leading third-party products from brands such as Alphabet, Amazon, KEF, Klipsch, Lutron, Samsung, Sony, Sonos, Ubiquiti and Yamaha, which provide our integrators a one-stop shop for their product needs. We believe this increases the value we deliver to our integrators, grows the usage of our technology-enabled workflow solutions, and drives integrator retention and growth. Our third-party product offerings also deliver significant value to our third-party partners. We provide these third-party partners with differentiated access to our expansive network of integrators through our omni-channel model and compatibility with our leading software solutions, which ensures those products can be seamlessly integrated into a system and easily supported after installation.

Our Software and Support Workflow Solutions

Our differentiated technology and software workflow tools have been designed to support the integrator throughout the project lifecycle, enhancing their operations and helping them to profitably grow their businesses. We believe our suite of embedded solutions is truly unique, further differentiating Snap One from the rest of the smart living market, and driving stickiness and wallet share growth with integrators.

▪Integrator Job Lifecycle Service and Support. We provide comprehensive certification and award-winning training and support services, enabling integrators’ ongoing success and business efficiency. Our comprehensive services are delivered through multiple channels, including through our cloud software, on our e-commerce portal and at our local branches, and encompass every step of the integrator job lifecycle from research and training through post-installation support. For example, we have remote management solutions that enable continuous end consumer system monitoring and management and significantly reduce or eliminate time-consuming and costly post-installation troubleshooting for the integrator. Additionally, we have a dedicated team of technical experts who help integrators with product awareness, product training and on-the-job troubleshooting support to ensure the best solutions are delivered in the right way to end consumers. We believe the 16 CE Pro Quest for Quality Awards we won in 2021 are a testament to the value of our service and support programs for integrators.

▪Cloud-Based Software. We have developed a suite of proprietary cloud-based software solutions that are embedded in the integrator’s workflow through the lifecycle of a project and enable remote management and monitoring of connected devices after installation. Our Control4 Composer tool provides an easy-to-use interface that helps integrators configure highly customized control systems for end consumers. OvrC is a free, cloud-based software, which enables integrators to remotely monitor, troubleshoot and manage connected devices on a system. While OvrC is available free to integrators, we utilize its strong functionality and presence with end consumers to enable Parasol, which is our subscription-based remote monitoring service for end consumers. By utilizing these software tools, integrators can significantly increase efficiency by reducing the need for service calls and ensuring that their customers’ mission-critical systems are installed properly and supported thereafter, resulting in continuous highly personalized, immersive experiences.

▪Omni-Channel Model. We provide a comprehensive e-commerce portal for smart living, which is tailored to allow integrators to research products, design projects, receive training and certifications, order products, and solicit ongoing support. It provides targeted content and compelling stories to drive meaningful interactions with integrators who typically visit the portal ten times to research, train, design, and build an estimate for each purchase they ultimately make. We supplement our e-commerce portal with a growing footprint of 31 local domestic branches as of December 31, 2021. These local branches are key to supporting our growth strategy and delivering additional value to integrators by ensuring they can receive critical products on a same-day basis to support project requirements, while attending in-person trainings and using local demonstration rooms to test new products.

The integration of our end-to-end product and software ecosystem and technology and software solutions drives industry-leading efficiency for our integrators. Our tools support efficient integration, empowering our integrators to focus on the next install, rather than on maintaining the last install. We believe we set the industry standard for ease of use for integrators, which we believe drives loyalty and increased use of our platform over time.

Our Competitive Strengths

We believe the following competitive strengths distinguish us from our competitors and position us for continued leadership in enabling connectivity in the home:

▪Partner of Choice for Smart Living Integrators. Snap One was founded by integrators for integrators. We designed our integrated platform through the lens of the integrator to enhance their operations by simplifying the product purchasing experience and delivering high-quality products at a good value, while at the same time providing technology-enabled tools and support services to help them run their businesses more efficiently. We believe our ability to deliver both the product breadth and technology solutions that support the integrators workflow is unique in our category. Snap One is a leading partner for professional integrators, transacting with over 20% of the domestic DIFM market. We believe our strong position with integrators is supported by our industry-leading Net Promoter Score (“NPS”) of 55 among domestic integrators who have purchased from Snap One between March 2020 and March 2021, compared to competing brands’ average NPS of -2. We are passionate about providing integrators the best products, software, and technology-enabled workflow solutions to allow them to deliver entertainment security, comfort, and energy efficiency experiences to their customers.

▪Self-Reinforcing Flywheel Drives Re-Occurring Growth. We believe our significant scale combined with our high frequency, re-occurring and multi-layered relationship with our integrators drives profitable growth and a deep, up-to-the-minute understanding of the evolving needs of integrators and end consumers. This scale and insight fuels our investment in the sales experience and innovation across our end-to-end product and software ecosystem and our differentiated technology-enabled workflow solutions, which further reinforces our strong integrator relationships. This creates a self-reinforcing flywheel and is the key engine of our re-occurring revenue and growth. As we innovate, we make the integrator more efficient and provide end consumers with solutions and experiences that enhance the places they live, play, and work. This in turn helps accelerate industry adoption, which drives strong growth for Snap One as integrators continue to return to us for all smart living needs project after project.

▪Ecosystem of Products and Software. We have built an end-to-end ecosystem across a broad portfolio of proprietary products and software that integrate with leading third-party products and in many cases are acknowledged as best in their category by industry groups. In addition to our proprietary products, we sell and integrate with a curated set of leading third-party products from brands such as Alphabet, Amazon, KEF, Klipsch, Samsung, Sony, Sonos, Ubiquiti and Yamaha, which have the capability to integrate into the broader Snap One product and software ecosystem. With our full suite of infrastructure, connected, entertainment, and software solutions that deliver great experiences to end consumers, integrators can find everything they need in one place and deliver high-quality, reliable, and configurable smart living systems to end consumers.

▪Innovation to Drive Continuous Improvement. We have a proven track record of innovation through significant investments in research and development (“R&D”) to build a robust, integrated platform of proprietary products, software, and platform solutions that power the smart living experience. Our product and software development process fosters an innovation feedback loop whereby we utilize the user and integrator feedback and learnings from our cloud software to continually enhance existing solutions to meet the demands of the connected homes and businesses of tomorrow. We believe this feedback loop combined with our joint-development model of partnering with manufacturers around the latest technologies, allow us to rapidly and efficiently bring new technology to market with lower R&D risk to Snap One. Our strong product and software development engine is supported by a team of 336 product development employees, 151 of which are software engineers.

▪Platform Solutions Embedded in the Integrator Workflow Make it Easier to Do Business. Our mission is to empower integrators to make it easier for them to profitably grow their businesses and deliver best-in-class immersive experiences to end consumers. Our scale allows us to continue to invest in and develop differentiated technology tools that are embedded into the integrators workflow to support their needs throughout the project lifecycle. Our e-commerce platform has rich content to inform product research, design tools to enhance project planning, training materials and installation guides, and a robust forum where integrators can learn about and discuss solutions and technical issues before and during installation. We supplement this content with an experienced team of customer and technical support employees, receiving the Quest for Quality Awards of Best Customer Service (#1 Platinum) and Best Technical Support (#2 Gold) in 2021. We also offer a suite of proprietary cloud-based software solutions. These solutions include Control4 Composer, which allows integrators to configure the logic rules of a connected home or business and OvrC, which gives integrators the ability to manage all connected devices remotely post install without a service call; and OvrC Home, which allows integrators to use software to give the power of the typical support functions directly to end consumers. We believe these technology tools and services drive robust stickiness as integrators build their businesses around these capabilities and train their employees to use our software and products.

▪E-Commerce Driven, Omni-Channel Strategy. Our business model is built around an e-commerce centric, omni-channel go-to-market strategy. We provide a comprehensive e-commerce portal, which allows integrators to easily research products, design projects, receive training and certifications, order products, and solicit ongoing support. Our e-commerce portal is complemented by an extensive network of 31 domestic local branches and seven distribution centers, as of December 31, 2021. For the twelve months ended December 31, 2021, we opened or acquired eight net new local domestic branches, and we expect to continue to expand in the future. See “Management’s Discussion and Analysis — Recent Developments” for a description of our acquisition of Staub Electronics, Ltd, which included two local branches in Canada, in January 2022. The local branch presence is an important part of our strategy as it allows us to better serve integrators locally by providing same-day product availability when necessary, while creating a site for relationship building, training and product demonstration sessions. We believe integrators value the relationships and support we deliver at the local level, and this further increases their loyalty to our business across channels.

Our Growth Strategy

We believe that end consumers need a professionally integrated platform for the next generation of smart living spaces that consists of the best products, services and software to deliver personalized, immersive experiences. The following are the central pillars to our growth strategy that we believe will enable us to provide integrators and end consumers with the solutions and workflow tools that will power the smart living spaces of tomorrow:

▪Consistent Innovation with New Products, Software and Solutions. Our award-winning products and software and shared product development model are key drivers of our success to date. We will continue to invest in enhancing our product suite and bolstering our underlying software, and developing technologies to make integrators more efficient, which is critical to delivering the best solutions for our integrators and end consumers.

▪Drive Wallet Share Gains with Existing Integrators. While our network of over 16,000 domestic DIFM integrators that we transact with is large, we believe we have a significant wallet share expansion opportunity with our existing integrator base. As we continue to expand our omni-channel coverage, extend our product suite, bolster our support services, and create deeper integration across our products, we believe we will be able to drive continued wallet share gains by making it compelling for integrators to use Snap One as their primary one-stop shop.

▪Grow Our Network of Integrators. We have a clear leading market share within our core domestic home technology market, and our product portfolio and integrator support are designed to expand into attractive adjacent markets. We are making investments to grow our network of integrators across home technology and the attractive security and commercial markets, where we have low market penetration today. Our network currently consists of over 16,000 of the over 70,000 domestic DIFM integrators across home technology, security and commercial markets. Within the 70,000 total domestic DIFM integrators, approximately 17,500 are home technology focused, approximately 20,000 are security focused and approximately 32,500 are commercial focused. In addition, we believe the market for continued geographic expansion represents a significant opportunity for Snap One given our modest presence outside the United States today, as evidenced by international accounting for 11.8% of our net sales in fiscal year 2021.

▪Efficiently Expand Our Software Solutions and Subscription-Based Revenue Models. As we expand our penetration of connected homes and businesses domestically, we will continue to invest in the expansion of existing and development of new subscription-based services. We believe our leadership position and expanding presence in the home through OvrC, Parasol and 4Sight will allow us to develop new high margin, recurring software-driven services.

▪Continue to Pursue Accretive Acquisitions. Our disciplined acquisition strategy is core to our growth with past acquisitions complementing our product suite and expanding our nationwide coverage. Over the last five years, we have successfully completed and integrated more than ten acquisitions targeting new products and geographies and enhancing our workflow solutions. We will continue to pursue future acquisitions that selectively enhance our products, software and workflow solutions and expand into adjacent markets that allow us to serve our integrator base. We believe our network of third-party products as well as our close relationships with our integrators allow us to source a large pipeline of potential acquisition opportunities.

Our Integrated Platform

Our end-to-end product and software ecosystem and technology-enabled workflow solutions create an integrated platform of leading offerings, which drives significant value for our integrators and personalized, immersive experiences for end consumers.

Our End-to-End Product Ecosystem

Our leading portfolio of interconnected products (both proprietary as well as a curated selection of third-party products) and software solutions help connect, control, entertain and power homes and businesses. Our product and service offerings encompass the design elements commonly required by integrators to build integrated smart living systems that are easy to install and simple to manage, serving the needs of both integrators and end consumers.

Our Products

We sell products under exclusive brands that are only sold through Snap One, as well as leading third-party products, to provide our end consumers with personalized smart living solutions. We sell unique and functional consumer-facing products, along with innovative infrastructure solutions to enable customized and efficient installation for our integrators. Our products are designed to meet the needs of professional integrators and the distinct consumer segment they serve by delivering reliability, a high degree of configurability, useful management tools and great experiences that delight consumers and make it easy for integrators to provide post-installation support. We also have confidential wholesale prices that allow integrators to price projects based on the premium service they provide and avoid detailed negotiations based on item-level pricing. Our comprehensive proprietary and third-party product portfolio provides a one-stop shop experience for our integrators to ensure that they are able to purchase all products needed for projects through our platform. Over the years, integrators have come to us knowing they can benefit from our superior value proposition through access to our leading proprietary products, as well as a selection of the best third-party products in the marketplace. We believe our mutually beneficial relationships with third-party partners differentiate us from others in the industry.

Our product portfolio extends across the Connected, Entertainment and Infrastructure product categories:

•Connected. We provide technology products that connect to the network and directly enable the personalized experiences that our end consumers desire. Our Connected portfolio is enhanced by our proprietary software offerings. Our remote management software OvrC enables our integrators to remotely manage devices, update firmware and troubleshoot hardware on the network. Additionally, our Control4 OS3 software enables the integration of audio, video, lighting, temperature, security and communications for a unified consumer experience. End consumers directly interface with these connected solutions via touch panels, remotes and lighting keypads. Our Connected product portfolio includes networking, control and lighting, surveillance and power.

•Entertainment. We provide a range of high-quality Entertainment products for indoor and outdoor solutions to deliver immersive experiences for end consumers. Our Entertainment products are designed to deliver on the desired end consumer expectations while also providing ease of use and installation efficiency for our integrators. Our outdoor Entertainment products contain specialized features, including weatherization, to enrich backyard experiences for our end consumers. Our Entertainment product portfolio includes audio and video products and media distribution.

•Infrastructure. Our Infrastructure products are foundational to every installation. These products are typically behind-the-wall or less visible to the end consumer than the rest of our product portfolio. Accordingly, our Infrastructure products are often an integrator preference item, so we engineer our solutions with reliability, ease of installation and integrator workflow in mind. Our Infrastructure product portfolio includes structured wiring and cables, racks and mounts.

Our Software Solutions

Our software solutions enable our integrators to provide optimized, personalized connected systems for our end consumers. Our proprietary OvrC system provides integrators with a free, cloud-based remote management and monitoring solution that enables integrators to troubleshoot connected devices and home systems remotely. As of December 31, 2021, OvrC had approximately 424,000 active homes and businesses on the platform. Integrators can now resolve many product issues that may occur following an installation without making follow-up home visits. This saves the integrator time and money while improving their customers’ satisfaction. In addition, we offer our OvrC Home software to end consumers, which provides them with the ability to manage their systems and fix small, common problems without needing to know system complexities. For instance, with OvrC Home, a consumer can reset their Wattbox power outlets and troubleshoot system issues without having to physically access it themselves or call for professional support. This provides value and convenience to end consumers.

Additionally, our Control4 OS3 system is our leading product for command and control of smart living systems and is in approximately 435,000 active homes and businesses as of December 31, 2021. We have expanded our control platform capabilities and meaningfully enhanced the end consumer experience through the integration of audio, video, lighting, temperature, security, communications, voice and other functionalities throughout the home.

Our OvrC and Control4 OS3 software provide the foundation supporting the pillars of our growth strategy, which we have built upon to launch and monetize value-added services for end consumers. We have an identified pipeline of growth opportunities where we can leverage our existing OvrC and Control4 OS3 software to create unique subscription-based solutions that generate recurring revenue. We currently have two subscription-based services that we sell to homeowners. Parasol is enabled by our OvrC software and gives homeowners access to continuous remote support service to proactively or reactively troubleshoot devices on their network. 4Sight is enabled by our Control4 OS3 software and provides homeowners with access and control of their home solutions and communications. Using 4Sight, end consumers can remotely monitor and control their systems as if they were at their homes.

Our Platform Workflow Solutions

Our differentiated technology and software solutions enhance the operations of integrators. These embedded solutions further differentiate Snap One from the rest of the smart living market. They provide utility from the beginning of a project through post-project monitoring and are a key driver of stickiness and wallet share growth with our integrators. We believe we operate a comprehensive e-commerce portal for smart living. Our portals generate value for integrators by providing business optimization and support tools through the lifecycle of any given project. This continuous integrator engagement enables continuing feedback from multiple points of interaction and gives us a rich data set, to which we apply analytical tools to target promotions, cross-selling and up-selling.

Our cloud-based software solutions, including OvrC and Control4 OS3, generate additional value for our integrators by allowing them to remotely monitor and manage connected systems after installation. These software solutions increase efficiency for our integrators by eliminating the number of costly service appointments, and providing tools to help continue to support and build consumer relationships through continuous system monitoring and management.

Our Technology Tools Support the Entire Integrator Job Lifecycle

•Research and Learn. Integrators leverage our e-commerce portal for research and learning. We offer extensive product descriptions, specifications, education, videos, supporting documents and solutions-based merchandising to allow integrators to research different options for their projects. We make our library of content easily accessible, and we have a web search tool that allows our integrators to easily find relevant information. In certain markets, we amplify our research and training offering by providing consultations with local representatives and local training events. Given the pace of technological change, this offering allows our integrators to stay up to speed on the latest products and trends in the industry.

•System Design and Quote. Our design tools give integrators access to technical drawings and CAD files in order to ensure the products they order fit their customers’ homes and work together seamlessly. This is an essential component of delivering the right solutions for their customers. Integrators place orders with precision, reducing shrinkage and the potential for timing delays on executing their projects. We also have a confidential quoting and pricing system that is only available for our integrators.

•Order and Fulfillment. Our nationwide distribution network allows us to serve integrators through strong delivery and local fulfillment. In addition, our local branch network allows us in many cases to provide integrators with same-day pickup for products that are required for projects. This helps increase integrators’ efficiency since same-day delivery is mission-critical for integrators as the lack of any one component can stall a project. We also provide our third-party partners with an efficient distribution channel for their products through our network. Our partners are able to access our expansive integrator base, which creates value for our partners and strengthens our commercial relationships.

•Install, Set-Up and Program. We have award-winning support services available through our online portal. Our portal provides various training videos, documents and other tools that ensure proper product installation. Product support technicians stand at the ready to handle calls and help our integrators successfully execute their product installs. We serve as an outsourced technical team that supports our integrators’ success. In addition, our Control4 Composer software tool provides an intuitive interface that enables integrators to construct a bespoke control system for homeowners at the end of the product installation phase. Through Composer, integrators can create different “scenes” for homeowners, and enable the integration of various connected devices around the home. Overall, the level of support we provide is differentiated due to our immediate accessibility and our ability to help our integrators execute projects across the full range of products selected for the job at hand.

•Business Administration. Integrators can use our platform to access invoices, track orders along with order history for their customers, and manage returns. Through these various points of interaction with our integrators, we have a robust data set, which we analyze to target promotions, cross-selling and up-selling opportunities.

•Ongoing Support. We provide our integrators with on-going monitoring capabilities so they can deliver superior service to their customers. Our OvrC offering, the remote management and monitoring platform for integrators, creates increased efficiency, as integrators can monitor systems and fix any issues remotely, reducing the need for inefficient service calls. This allows integrators to perform their projects with greater efficiency and effectiveness, creating durable relationships and strong brand loyalty with integrators. We also deliver award-winning training, certification, and support services, built to drive integrators’ ongoing success. We deliver our support programs both online and at local branches. The training support staff in our branches can provide integrators with tools and various services throughout the lifecycle of their projects. This allows us to build deep relationships with our integrator base by embedding our services in our integrators’ workflow, and gives us insights into real time integrator feedback.

Our Software and Product Development

We have a robust R&D organization that focuses on the development of new products, software, and technology-driven workflow solutions as well as the enhancement of our existing solutions. Our product and software development process fosters an innovation feedback loop whereby we leverage end consumer and integrator feedback to continually enhance existing solutions. Through our joint-development model, we partner with manufacturers to reliably and rapidly bring new product technology to market and reduce the risk of R&D investment. We focus our internal product development efforts on the application of these leading technologies to the specific challenges faced by integrators and their customers. Our strategy of “fast following” major technology standards while investing in differentiation for the integrator allows us to maintain market-leading products with an efficient, innovative, and capital-light organization. We believe our products are the best-of-breed in their respective categories. We expect to continue to invest substantial resources in R&D to expand our integrated platform of products, software, and technology-driven workflow solutions.

Omni-Channel Distribution and Manufacturing

Our nationwide distribution network allows us to service integrators through strong delivery and local fulfillment. Our proprietary products are received at one of our five strategically located U.S. distribution centers, along with a selection of third-party products, which allows our integrators to bundle their purchases for an entire job with one partner either through our leading e-commerce site or for local purchase and or pickup at one of our 31 local domestic branches as of December 31, 2021. These local branches are key to delivering additional value to our integrators, as we can in many cases provide same-day delivery of products that integrators may require for projects. Same day delivery can be mission critical for integrators as the lack of any one component can stall a project. Our local branches are more than fulfillment centers. We have training sessions and support staff in our branches to provide integrators with various services throughout the lifecycle of their projects. Our local branches also allow us to build deeper relationships with our existing integrator base, giving us insights into real-time feedback, and to expand our network by reaching the local population of integrators.

In addition to our internal capabilities, we partner with a network of over 50 contract manufacturing and over 80 joint development suppliers to produce our proprietary products. Our supply chain teams, both in the United States and in Asia, partner closely with our suppliers through design, sourcing, quality validation and logistics to ensure high quality, high availability products for our integrators. The majority of our supplier spend on our proprietary products was with Asia-based suppliers. We maintain contractual and operational safeguards designed to align with our suppliers and ensure high standards in quality. In addition to the work we do with our supplier partners, we perform full custom manufacturing of our Triad speaker line in Portland, Oregon along with light assembly of a few other products in Charlotte, North Carolina and Salt Lake City, Utah for configure to order support.

Recently our global supply chain operations, including component sourcing, shipping, and logistics, have experienced impacts related to COVID-19 and the various associated regulatory responses, similar to other companies in our industry. These impacts have resulted in delayed product availability in some cases. We expect these impacts, including potential delayed product availability, to continue for as long as the global supply chain is experiencing these challenges, but we continue to invest in supply chain initiatives to mitigate the impact of COVID-19 related issues.

Sales and Marketing

Our e-commerce portals are the heart of our marketing and sales strategy. Our strategy is to make these portals the primary place for integrators to research products, design projects, receive training and certifications, order products and receive ongoing support. We drive engagement with integrators via digital marketing campaigns, a multi-faceted integrator rewards program, high-quality content, and digital tools for training, research, management and other integrator needs.

To supplement this portal, we have invested in a multi-faceted sales and marketing organization that allocates effort across channel and sales teams based on the opportunity size of the integrator. We operate our sales effort through a combination of local branch sales personnel, outside sales representatives, and in-house sales development resources. In addition, our strong partner rewards program allows us to drive new integrator additions and increase integrator spend by providing spending and loyalty-based rewards such as free shipping, discounted pricing, advanced replacements and quarterly rebates.

We are active participants at global industry conferences and maintain a significant presence at Custom Electronics Design and Installation Association (“CEDIA”) trade shows.

Our Competition

The smart living market is fragmented, highly competitive and continually evolving. We compete against smart living point product companies such as Alarm.com, Alphabet, Amazon, Apple, Crestron, Logitech, Savant, Sonos and Ubiquiti. Many of these companies have significant market share, diversified product and service lines, well-established supply and distribution systems, strong worldwide brand recognition, loyal customer bases and significant financial, marketing, research, development and other resources. Their presence in the market has increased consumer awareness for smart living solutions and has helped contribute to the robust growth of the entire market and demand for our integrated solutions. In a number of cases, our competitors are also our partners within our third-party product ecosystem, and their products are purchased by integrators through Snap One and integrate seamlessly into a professionally installed solution. We also compete with distributors in local markets who distribute product to professional integrators.

We expect to encounter new competitors as we enter new markets as well as increased competition, both domestically and internationally, from other established and emerging smart-living-focused businesses. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties and rapidly acquire significant market share. In particular, we may in the future compete with large technology companies that offer control capabilities among their products, applications and services, and have ongoing development efforts to address the broader smart living market. Such companies may have longer operating histories, significantly greater financial, technical, marketing, distribution or other resources, and greater name recognition than we do. In some instances, we may have commercial arrangements with technology or services providers in the connected home market with whom we may otherwise compete and our relationships with both our competitors and partners may change over time.

We believe the principal competitive factors in the smart living market include the following:

•simplicity and ease-of-use for both the integrator and end consumer;
•ability to offer a broad suite of products and comprehensive solutions;
•ability to provide efficient and timely distribution on an omni-channel basis;
•ability to provide secure access to wireless networks;
•ability to offer persistent awareness, control and intelligent automation;
•ability to provide quality product support;
•flexibility of the solutions and ability to customize for the end consumer;
•interoperability with a wide range of third-party devices;
•pricing, affordability and accessibility;
•network of integrators with local installation capabilities; and
•brand awareness and reputation.

We believe that we compete favorably with respect to these factors. In addition, we believe that our integrated platform of products and technology-enabled workflow solutions help to set us apart from our competitors.

Our Intellectual Property

Our success and ability to compete effectively depends in part on our ability to protect our proprietary technology and to establish and adequately protect our intellectual property rights. To establish and protect our proprietary rights, we rely upon a combination of patent, copyright, trade secret and trademark laws, and contractual restrictions such as confidentiality agreements, licenses and intellectual property assignment agreements. We maintain a policy requiring our employees, contractors, consultants and other third parties to enter into confidentiality and proprietary rights agreements to control access to our proprietary information. These laws, procedures and restrictions provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. Furthermore, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States, and we therefore may be unable to protect our proprietary technology in certain jurisdictions.

As of December 31, 2021, we had over 100 active issued patents and over 100 trademarks protecting our proprietary brands. We continue to review our product development and efforts to assess the existence and patentability of new intellectual property. We also enter into commercial arrangements with our third-party product partners to provide integration with our ecosystem and sell their products through our e-commerce portal and local branch network.

Human Capital

Our employees are central to our vision of “bringing together people, integrators and products to deliver joy, connectivity and security in our everyday lives.” Everything we do begins with our people, and recruiting, developing and investing in top talent is critical to our success.

As of December 31, 2021, we had 1,492 full-time employees, including 336 in product development, 374 in sales and marketing, 607 in operations and 175 in general and administrative. Of the 336 employees on our product development team, 151 were software engineers. Of our full-time employees, 1,308 were in the United States and 184 were in our international locations. None of our employees are represented by a labor union and/or covered by a collective bargaining agreement. We have not experienced any work stoppages.

We strive to foster a positive, collaborative and inclusive working environment that enables our people to thrive and our integrators to succeed. That is why we ask every person who joins Snap One to embrace our four company tenets:

•Be an Owner.
•Obsess over Customers.
•Be the Best Place to Work.
•Learn Every Day.

Consistent with our tenets, Snap One values diversity and belonging. Our solutions integrate thousands of unique products into smart homes and businesses, and similarly we believe that a truly innovative workforce should integrate employees with varied knowledge, experience and backgrounds to best promote innovation and growth. We rely on the differences in who we are, how we think and what we have experienced to create a greater sense of community. For example, our inclusion groups are company-sponsored groups of employees that support and promote certain mutual objectives of both the employees and the company, including inclusion and diversity and the professional development of employees. We also have a Diversity, Equity and Inclusion Council to promote our shared vision of equality and belonging. Our emphasis on treating people well creates an attractive culture for our employees and enables us to create exceptional experiences for our customers.

We strive to provide our employees with career development opportunities and resources that enable them to grow professionally. This helps us to attract and retain a talented and diverse workforce by deepening employee engagement and enhancing the skills and competencies of our people. We use skills matrices in which employees’ demonstration of our Company tenets is assessed against the expectations for their current level of responsibility within the Company and potential future roles. Employees and their managers use the results of this assessment to evaluate the employees’ readiness to take on additional responsibility, to create and communicate individual development plans for employees and to identify opportunities that will position them for future professional growth. We supplement our rigorous criteria for assessing employees’ readiness for a promotion with input from a variety of sources, and we seek to create growth opportunities that go beyond promotions.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public at the SEC’s website at www.sec.gov. Our SEC filings are also available free of charge under the Investor Relations section of our website at www.snapone.com as soon as reasonably practicable after they are filed with or furnished to the SEC. We may use our website as a distribution channel of material information about the Company, including financial and other important information. Our website and the information available through our website is not incorporated by reference into this Annual Report.

Item 1A. Risk Factors

RISK FACTORS

You should carefully consider the risks and uncertainties described below, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in evaluating our Company. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects.

Additional risks and uncertainties not currently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations and growth prospects.

Risks Related to Our Business and Industry

Our quarterly results of operations have fluctuated and may continue to fluctuate. As a result, we may fail to meet or exceed the expectations of investors or securities analysts, which could cause our stock price to decline.

Our quarterly net sales and results of operations have fluctuated and may continue to fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly net sales or results of operations fall below the consensus expectations of investors or securities analysts in the future, the price of our common stock could decline, perhaps substantially.

Fluctuations in our results of operations may be due to a number of factors, including but not limited to:

•Demand for and market acceptance of our solutions;
•Our ability to continue to develop and maintain relationships with productive independent integrators and incentivize them to continue to market, sell, install and support our solutions;
•The ability of our contract manufacturers to continue to manufacture high-quality products, and to supply sufficient products to meet our demands;
•The timing and success of future acquisitions, new product introductions or upgrades by us or by our competitors;
•The strength of regional, national and global economies;
•The strength of the U.S. dollar relative to other currencies and the impact this has on integrator and distributor margins and their ability to competitively sell our solutions to end consumers;
•The impact of harsh seasonal weather, natural disasters or manmade problems such as war or terrorism;
•Changes in our business and pricing policies, or those of our competitors;
•Competition, including entry into the industry by new competitors and new offerings by existing competitors;
•Macroeconomic conditions adversely affecting integrators’ businesses;
•The impact of seasonality on our business and/or the business of integrators;
•A systemic impairment or failure of one or more of our solutions that erodes integrator and/or end consumer confidence;
•Changes in applicable tax and tariff rates;
•Political or regulatory changes in the markets in which we operate;
•The cost and availability of component parts used in our solutions;
•The cost and availability of third-party products that we distribute but do not manufacture;
•Aggressive business tactics by our competitors, including: selling at a discount, offering products on a bundled basis at no charge, extensive marketing efforts and providing financing incentives;
•The amount and timing of expenditures, including those related to expanding our operations, increasing research and development, introducing new solutions or costs related to disputes and litigation; and
•Temporary discounts or permanent changes in the price or payment terms for our solutions.

Due to the foregoing factors and the other risks discussed herein, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance, nor should you consider any net sales growth or results of operations in any quarter to be indicative of our future performance.

If we are unable to manage our business growth and diverse and complex operations, our reputation in the market and our ability to generate net sales from new or existing integrators and end consumers may be harmed.

Because our operations are geographically diverse and complex, our personnel resources and infrastructure could become strained and our reputation in the market and our ability to successfully implement our business plan may be harmed. The growth in the size, complexity and diverse nature of our business and the expansion of our product lines and customer base, including through additional acquisitions, have placed increased demands on our management and operations, and further growth, if any, may place additional strains on our resources in the future. Our ability to effectively compete and to manage our plan to continue to expand our headcount and operations may depend on, among other things:

•Maintaining institutional knowledge by retaining and expanding the core competencies critical to our operations in our senior management and key personnel;
•Increasing the productivity of our existing employees and attracting new talent;
•Maintaining existing productive relationships and developing new productive relationships with independent contract manufacturers, integrators, and third-party products suppliers;
•Improving our operational, financial and management controls; and
•Improving our information reporting systems and procedures.

If we do not manage the size, complexity and diverse nature of our business effectively, we could experience delayed product releases and longer response times by our integrators in assisting our end consumers in implementing our solutions, and could lack adequate resources to support our end consumers on an ongoing basis, any of which could harm our reputation in the market, our ability to successfully implement our business plan and our ability to generate net sales from new or existing end consumers.

The markets in which we participate are highly competitive and many companies, including large technology companies, retailers, electronics distributors, broadband and security service providers, as well as other managed service providers, are actively targeting our markets. Our failure to differentiate ourselves and compete successfully against these companies would make it difficult for us to add and retain end consumers, and our sales and profitability could be adversely affected.

The markets for our solutions are highly competitive and continually evolving. A number of technology companies, including industry leaders such as Amazon, Apple, Google, Honeywell, Lutron and Samsung, offer devices with capabilities similar to many of our products and services and are engaged in ongoing development efforts to address even broader segments of various markets, including our core professionally installed electronics markets. These large technology companies already have broad customer awareness and sell a variety of devices for home and business, and end consumers may choose their offerings instead of ours, even if we offer differentiating features such as broader interoperability or remote management and control services, as well as superior products and services. Additionally, these and other companies may further expand into our industry by developing additional solutions or by acquiring other providers. Similarly, many managed service providers, such as cable TV, telephone and security companies, are offering products and services that may compete directly with our solutions, including remote management, automation, and control features. For example, Vivint and ADT have made significant efforts to market smart home services that incorporate these companies’ traditional security offerings. These managed service providers have the advantage of leveraging their existing customer base, network of installation and support technicians and name recognition to gain traction in our core markets. In addition, end consumers may prefer the monthly service fee with little to no upfront cost offered by some of these managed service providers over a larger upfront cost with little to no monthly service fees.

We expect competition from these large technology companies, retailers, managed service providers and other companies to increase in the future. This increased competition could result in pricing pressure, reduced sales, lower margins or the failure of our solutions to achieve or maintain broad market acceptance. To remain competitive and to maintain our position as a leading provider of professionally installed electronics solutions for connected homes and businesses, we will need to invest continuously in product development, marketing, integrator service and support, and product delivery infrastructure. We may not have sufficient resources to continue to make the investments in all of the areas needed to maintain our competitive position. In addition, many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than us, which may provide them with an advantage in developing, marketing or servicing new solutions.

Increased competition could reduce our market share, net sales and operating margins, increase our operating costs, harm our competitive position or otherwise harm our business and results of operations.

In addition, we believe it is likely that some of our existing competitors will consolidate or be acquired. Some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, distributors, third-party consulting firms or other parties. Additional consolidations, acquisitions, alliances or cooperative relationships, or new product introductions by companies in our industry, could lead to pricing pressure, reduce our market share or result in a competitor with greater financial, technical, marketing, service and other resources than ours, all of which may have a material adverse effect on our business, results of operations and financial condition.

If we are unable to develop new solutions, sell our solutions into new markets, or further penetrate our existing markets, or if we fail to make optimal strategic investment decisions, our net sales may not grow as expected or they may decline.

Our ability to increase sales will depend in large part on our ability to enhance and improve our solutions, to introduce new solutions in a timely manner, to sell into new markets and to further penetrate our existing markets. The success of any enhancement or new product or solution depends on several factors, including the timely completion, introduction and market acceptance of enhanced or new solutions, the ability to attract, retain and effectively train product development, sales and marketing personnel (among others), the ability to retain and expand our offered third-party solutions, the ability to develop relationships with independent integrators and the effectiveness of our marketing programs. Any new product or solution we develop, distribute or acquire may not be introduced in a timely or cost-effective manner, and may not achieve the broad market acceptance necessary to generate significant net sales. Any new markets into which we attempt to sell our solutions, including new vertical markets, new local distribution locations, and new countries or regions, may not be receptive. Our ability to further penetrate our existing markets depends on the quality of our solutions and our ability to design our solutions to meet customer demand. Moreover, we are frequently required to enhance and update our solutions as a result of changing standards and technological developments, which makes it difficult to recover the cost of development and forces us to continually qualify new solutions with our end consumers and may render our solutions obsolete. In addition, we expect to derive an increasing portion of our net sales in the future from subscription-based services. This subscription model may give rise to risks that could harm our business. For example, we may be unable to predict subscription renewal or upgrade rates and the impact these rates may have on our future net sales and operating results. If we are unable to successfully develop, distribute, or acquire new solutions, enhance our existing solutions to meet customer requirements in a timely manner, sell solutions into new markets, or sell our solutions to additional end consumers in our existing markets, or if we fail to make optimal strategic decisions in selecting and executing on our acquisition opportunities, our net sales may not grow as expected or they may decline.

End consumers may choose to adopt products that provide discrete functionality or DIY solutions rather than adopt our professionally installed solutions. If we are unable to increase market acceptance of the benefits of our professionally installed solutions, our net sales may not continue to grow, or they may decline.

Many vendors have emerged, and may continue to emerge, to provide point products with advanced functionality for use in home and commercial applications, such as thermostats, lighting, power distribution units, doorbells or surveillance systems that can be controlled by an application on a smartphone or control panel. We expect more and more consumer electronics and appliance products to be network aware and connected — each very likely to have its own smart device (phone or tablet) application. In addition to point solutions, other such disruptive DIY solutions include networking, remote monitoring, and audio and audiovisual distribution products that do not require professional assistance to deploy. End consumers may be attracted to the relatively low costs and ease of installation of these DIY products and the ability to expand solutions over time with minimal upfront costs, despite the disadvantages of this approach. While we have built our solutions to be flexible and in many cases support third-party DIY products, the adoption of these products may reduce the revenue we receive for each installation. It is therefore important that we provide attractive top-quality solutions in many areas, such as networking, lighting, audio, video, thermostats, surveillance, security, power, and remote monitoring and management, and establish broad market awareness and acceptance of these solutions as well as the advantages of integrating them in a unified solution supported by a professional integrator. If a significant number of end consumers in our target markets choose to rely solely on the functionality included in DIY solutions rather than acquiring our unified solutions, then our business, financial condition and results of operations may be harmed, and we may not be able to achieve sustained growth or our business may decline.

We have relatively limited visibility regarding the end consumers that ultimately purchase our solutions, and we often rely on information from third-party distributors and integrators to help us manage our business. If we are unable to obtain timely or accurate information, our ability to quickly react to market changes and effectively manage our business may be harmed.

We sell our solutions through independent businesses, including integrators and distributors. These integrators and distributors work with end consumers to design, install, update and maintain their systems. While we are able to track orders from integrators and have access to certain information about the configurations of our systems they install that we receive through our platform such as OvrC and Control4, we also rely on these integrators to provide us with information about customer behavior, product and system feedback, customer demographics, buying patterns and information about our competitors. We use this channel sell-through data, along with other metrics, to assess customer demand for our solutions, develop new solutions, adjust pricing and make other strategic business decisions. Our channel sell-through data is subject to limitations due to collection methods and the third-party nature of the data and thus may not be complete or accurate. In addition, from time to time we collect information directly from end consumers through surveys that we conduct and other methods, but the end consumers who choose to participate self-select and vary by geographic region and from period to period, which may impact the usefulness of the results. Customer information is further limited in certain of our business models where a large portion of solutions we sell may not be installed with our platforms and thus further limit our visibility into end consumer behavior, including local distribution, and third-party products sales. If we do not receive customer information on a timely or accurate basis, or if we do not properly interpret this information, our ability to quickly react to market changes and effectively manage our business may be harmed.

In addition, because the production of certain of our products requires long lead times, we enter into agreements for the manufacture and purchase of certain of our products well in advance of the time in which those products will be sold. These contracts are based on our best estimates of our near-term product needs. If we underestimate customer demand, we may forego revenue opportunities, lose market share and damage our relationships. Conversely, if we overestimate customer demand, we may purchase more inventory than we are able to sell at any given time, or at all. If we fail to accurately estimate demand for our solutions, we could have excess or obsolete inventory, resulting in a decline in the value of our inventory, which would increase our costs of net sales and reduce our liquidity. Our failure to accurately manage inventory relative to demand would adversely affect our results of operations.

Our growth strategy includes pursuing acquisitions, and our potential inability to identify good opportunities and to successfully integrate newly acquired technologies, assets, businesses, or personnel may harm our financial results.

We believe part of our growth will be driven by additional acquisitions of other companies or their technologies, assets and businesses, but we may not be able to acquire the targeted technologies, assets and businesses we identify as desirable for a price we consider to be reasonable or at all. Recent acquisitions include Staub Electronics in 2022; Access Networks in 2021; Control4, Custom Plus Distributing and MRI Premium Distributing Services in 2019; and NEEO, Allnet, and Volutone in 2018. These acquisitions and any future acquisitions we evaluate and complete will give rise to risks, including:

•Incurring higher than anticipated capital expenditures and operating expenses;
•Failing to assimilate the operations and personnel, or failing to retain the key personnel of the acquired company or business;
•Failing to integrate the acquired technologies, or incurring significant expense to integrate acquired technologies into our solutions;
•Disrupting our ongoing business;
•Dissipating or diverting our management resources;
•Failing to maintain uniform standards, controls and policies;
•Incurring significant accounting charges;
•Impairing relationships with employees, integrators, distributors, partners or end consumers;
•Finding that the acquired technology, assets or business does not further our business strategy, that we overpaid for the technology, assets or business, or that we may be required to write off acquired assets or investments partially or entirely;
•Failing to realize the expected synergies of the transaction;
•Being exposed to unforeseen liabilities and contingencies that were not identified and mitigated during diligence conducted prior to acquiring the company, including but not limited to the risk that the products or services of the acquired company violate third-party intellectual property rights or regulatory standards or contain other vulnerabilities;
•Requiring us to raise debt or equity capital to finance the acquisition, which may not be available on advantageous terms;
•To the extent that we pursue acquisitions in non-U.S. markets, becoming subject to new regulatory regimes in which we have limited experience; and
•Being unable to generate sufficient net sales from acquisitions to offset the associated acquisition costs.

Fully integrating acquired technology, assets, business, or personnel into our operations may take a significant amount of time and resources.

Acquisitions could include significant goodwill and intangible assets. The amortization of such intangible assets would reduce our profitability and there may be future impairment charges that would reduce our stated earnings. We may incur significant costs in our efforts to engage in strategic transactions and these expenditures may not result in successful acquisitions.

In addition, we may pursue business opportunities that diverge from our current business model, including expanding our solutions into lines of business with which we have minimal experience, investing in new and unproven technologies, and expanding our existing sales channels or adding new sales channels. We can offer no assurance that any such new business opportunities will prove to be successful. Among other negative effects, our pursuit of such business opportunities could reduce operating margins and require more working capital, or may have a material adverse effect on our business, results of operations and financial condition. Acquisitions also could impact our financial position and capital needs, or could cause fluctuations in our quarterly and annual results of operations. To the extent we do not successfully avoid or overcome the risks or problems related to any such acquisitions, our results of operations and financial condition could be harmed. Additionally, in recent years, the number of special purpose acquisition companies (“SPACs”) that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still SPACs seeking targets for their initial business combination, as well as many SPACs currently in registration with the SEC. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an acquisition

We have entered into several strategic arrangements and intend to pursue additional strategic opportunities in the future. If the intended benefits from our strategic relationships are not realized, our results of operations may be harmed.

We are working to develop relationships with strategic partners in order to increase awareness of our solutions and to attempt to reach markets that we cannot currently address in a cost-effective manner. If these relationships do not develop in the manner we intend, our future growth could be impacted. Any loss of a major partner, distribution channel or other channel disruption could harm our results of operations and make us more dependent on alternate channels, damage our reputation, increase pricing and promotional pressures from other partners and distribution channels, increase our marketing costs, or harm buying and inventory patterns, payment terms or other contractual terms.

Growth of our business may depend on market awareness and a strong brand, and any failure to develop, broaden, protect and enhance market awareness of our solutions could hurt our ability to retain or attract integrators and/or end consumers.

Because of the competitive nature of the professionally installed electronics market, and other markets where we operate, we believe that building and maintaining market awareness, brand recognition and goodwill may be material to our success. Doing so will depend largely on our ability to continue to provide high-quality solutions, and we may not be able to do so effectively. We may choose to engage in broader marketing campaigns to further promote our brand, but this effort may not be successful. Our efforts in developing our brand may be affected by the marketing efforts of our competitors, negative publicity and social media commentary, and by our reliance on our independent integrators, distributors and strategic partners to install our solutions and promote our brand effectively. In addition, these marketing efforts may not yield the results we anticipate and may prove more expensive than we currently anticipate, and our net sales may not increase sufficiently to offset these higher expenses. If we are unable to maintain and increase positive awareness of our brand in a cost-effective manner, it may have a material adverse effect on our business, results of operations and financial condition.

We operate in an emerging and evolving market, which may develop more slowly or differently than we expect. If our core market does not grow as we expect, or if we cannot expand our solutions to meet the demands of this market, our net sales may suffer, and we may incur operating losses.

The market for professionally installed electronics is evolving, and it is uncertain whether our solutions will achieve and sustain high levels of demand and market acceptance. Some integrators and/or end consumers may be reluctant or unwilling to use our solutions for a number of reasons, including satisfaction with other solutions, concerns about cost, and lack of awareness of our solutions. Unified solutions such as ours have traditionally been luxury purchases for the high end of the residential market, and are also popular in commercial markets, and while our solutions target luxury residential and commercial markets, we also have solutions that target middle- and entry-level homeowners and those who live in or operate multi dwelling units. Our ability to expand the sales of our solutions to a broader customer base depends on several factors, including market awareness of our solutions, the timely completion, introduction and market acceptance of our solutions, our ability to discern and respond effectively to trends in end consumer preferences and changing technology, the ability to attract, retain and effectively train sales and marketing personnel, the effectiveness of our marketing programs, the ability to develop effective relationships with independent integrators and other strategic partners, the cost and functionality of our solutions and the success of our competitors. If we are unsuccessful in developing and marketing our home automation solutions to integrators and/or end consumers, or if these integrators and/or end consumers do not perceive or value the benefits of our solutions, the market for our solutions might not continue to develop or might develop more slowly than we expect, either of which would harm our net sales and growth prospects.

Downturns in general economic and market conditions, including but not limited to downturns in housing and commercial real estate markets and reductions in consumer spending, may reduce demand for our solutions, which could harm our net sales, results of operations, financial condition and cash flows.

Our net sales, results of operations and cash flows depend on the overall demand for our solutions and the willingness of our sales channel to invest in marketing our solutions, both of which can be significantly reduced in economic environments characterized by market and interest rate volatility, decreased consumer confidence, high unemployment, declines in residential remodeling and housing starts, decreased demand for commercial real estate and associated renovations, fluctuating exchange rates, and diminished growth expectations in the U.S. economy and abroad. During periods of weak or unstable economic and market conditions, providers of products and services that represent discretionary purchases, such as our home automation and audiovisual solutions, are typically disproportionately affected. In addition, during these periods, the number of independent integrators may decline, which may have a corresponding impact on our growth prospects. Moreover, many of our integrators are small and mid-size businesses that may be more likely to be negatively impacted by downturns in general economic and market conditions than larger businesses. For example, during challenging economic times, end consumers and integrators may face issues in gaining timely access to sufficient credit, which could impair their ability to make timely payments. There is also an increased risk during these periods that an increased percentage of our integrators will file for bankruptcy protection or otherwise become insolvent, which may harm our reputation, net sales, profitability and results of operations. We cannot predict the timing, strength, duration or impact on our business of any economic slowdown, instability or recovery, generally or within any particular geography or industry. For example, as domestic and international end consumers are released from restrictions related to COVID-19, such as work-from-home requirements, the demand for our solutions may decrease even in the face of positive macroeconomic trends. Any downturns in the general economic conditions of the geographies and industries in which we operate, or any other factors negatively impacting housing markets or consumer spending, may have a material adverse effect on our business, results of operations and financial condition.

We have credit exposure to our integrators.

Any adverse trends in our customers’ businesses could cause us to suffer credit losses. As is customary in our industry, we extend credit to our customers. A portion of our customers are small contractors with inconsistent cash flow. As such, they rely on us to provide their businesses with credit and to carry specified inventory to support their operations. We may be unable to collect on receivables if our customers experience decreases in demand for their products and services, do not manage their businesses adequately, or otherwise become less able to pay due to adverse economic conditions or refinancing events. While we evaluate our customers’ qualifications for credit and monitor our extensions of credit, these efforts cannot prevent all credit losses, and increased credit losses would negatively impact our performance and financial position. In addition, for financial reporting purposes, we establish reserves based on our historical experience of credit losses. To the extent that our credit losses exceed those reserves, our financial performance will be negatively impacted. If there is deterioration in the collectability of our receivables, or we fail to take other actions to adequately mitigate this credit risk, our earnings and cash flows could deteriorate. In addition, if we are unable or unwilling to extend credit to our customers, we may experience loss of certain contracts or business.

Extending credit to international customers involves additional risks. It is often more difficult to evaluate credit of a customer or obtain credit protections in our international operations. Also, credit cycles and collection periods are typically longer in our international operations. We are also subject to credit risk associated with customer concentration. If one or more of our largest international customers were to become bankrupt or insolvent, or otherwise were unable to pay for our solutions, due to financial sanctions or otherwise (such as in Russia/Ukraine), we may incur significant write-offs of accounts that may have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of these factors and other challenges in extending credit to international customers, we generally face greater credit risk from sales internationally compared to domestic sales.

Our failure to raise additional capital or generate cash flows necessary to expand our operations, invest in new technologies and otherwise respond to business opportunities or unforeseen circumstances in the future could reduce our ability to compete successfully and harm our results of operations.

While we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 12 months, at some point we may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•Develop and enhance our solutions;
•Continue to expand our research and development, sales and marketing organizations;
•Hire, train and retain employees;
•Respond to competitive pressures or unanticipated working capital requirements; or
•Pursue acquisition opportunities.

Our inability to do any of the foregoing could reduce our ability to compete successfully and harm our results of operations.

Risks Related to Our Products

If we are unable to adapt to technological change and implement technological and aesthetic enhancements to our solutions, this could impair our ability to remain competitive.

The market for professionally installed electronics is characterized by rapid technological change, frequent introductions of new solutions and evolving industry standards. However, product development often requires significant lead-time and upfront investment and our ability to attract new consumers and increase net sales from existing consumers will depend in significant part on our ability to accurately anticipate changes in industry standards and to continue to appropriately fund development or acquisition efforts to enhance existing solutions or introduce new solutions in a timely basis to keep pace with technological developments. This is true of all our solutions but is particularly important with respect to our user interface and other direct customer interface products including touch screens, remotes, keypads, and televisions. Similarly, if any of our competitors implement new technologies, those competitors may be able to provide more effective or lower-cost products than ours, which could impact sales and decrease our market share. Any delay or failure in the introduction of new or enhanced solutions may have a material adverse effect on our business, results of operations and financial condition.

Product quality issues and a higher-than-expected number of warranty claims or returns could harm our business and operating results.

The products that we sell could contain defects in design or manufacture. Defects could also occur in the products or components that are supplied to us. There can be no assurance we will be able to detect and remedy all defects in the hardware and software we sell, which could result in product recalls, product redesign efforts, loss of net sales, reputational damage and significant warranty and other remediation expenses. Similar to other electronics, our products have a risk of overheating and fire in the course of usage or upon malfunction. We sell power distribution products that may allow damage to connected devices upon malfunction. We sell a range of racks, mounts, brackets, and other products that support large amounts of weight, over 2,000 pounds in some instances, which may fail to support weight upon malfunction. Any of the aforementioned defects could result in harm to property or in personal injury, which could subject us to liability. If we determine that a product does not meet product quality standards or may contain a defect, the launch of such product could be delayed until we remedy the quality issue or defect. The costs and loss of net sales associated with any protracted delay necessary to remedy a quality issue or defect in a new product could be substantial.

We provide warranties on our products ranging from one-year to lifetime. In certain countries we may lengthen product warranties due to various local laws and regulations. The occurrence of any material defects in our products could expose us to liability for damages and warranty claims in excess of our current reserves, and we could incur significant costs to correct any defects, warranty claims or other problems. In addition, if any of our product designs are defective or are alleged to be defective, we may be required to participate in a recall campaign. In part due to the terms of our warranty policy, any failure rate of our products that exceeds our expectations may result in unanticipated losses. Any negative publicity related to the perceived quality of our products could affect our brand image and decrease customer confidence and demand, which could adversely affect our operating results and financial condition. Further, accidental damage coverage and extended warranties are regulated in the United States at the state level and are treated differently within each state. Additionally, outside the United States, regulations for extended warranties and accidental damage vary from country to country. Changes in interpretation of the regulations concerning extended warranties and accidental damage coverage on a federal, state, local or international level may cause us to incur costs or have additional regulatory requirements to meet in the future in order to continue to offer our support services. Our failure to comply with past, present and future similar laws could result in reduced sales of our products, reputational damage, penalties and other sanctions, which may have a material adverse effect on our business, results of operations and financial condition.

In addition to failures due to product defects, because our solutions are installed by independent integrators, if integrators do not install or maintain our solutions correctly or if the underlying network or infrastructure in a home or business is not sufficiently robust, our solutions may not function properly. Our end consumers generally judge our performance through their interactions with our integrators and distributors, as well as their day-to-day interactions with the product and the mobile application. If the improper installation or maintenance of our solutions leads to service failures of a product or solution, we could experience harm to our branded reputation, claims by our end consumers, integrators, strategic partners or developers and we may incur increased expense to remedy the problem, any of which may have a material adverse effect on our business, results of operations and financial condition.

The performance of and demand for our solutions are impacted in part by factors not entirely within our control including compatibility and ease of integration with third-party products and services, as well as enabling technology, connectivity, software and intellectual property that we do not own or control.

Our solutions are designed to interoperate with a wide range of other third-party products, including products in the areas of audio, video, lighting, temperature, power, networking, and security, and we benefit from our relationships with partners that allow our platforms, including OvrC and Control4, to integrate with, and provide features such as control and remote management to, thousands of third-party devices and services. If we do not support the continued integration of our solutions with third-party products and applications, including new and additional products, demand for our solutions could decline and we could lose sales. In addition, companies that provide certain point solutions have eliminated or restricted, and may in the future eliminate or restrict, our ability to integrate with, control, remotely manage, and otherwise be compatible with these products. As a result, we may not be successful in making our solutions compatible with these third-party products and applications or lose functionality in existing systems to the extent that they depend on the ability to integrate with third-party products, which could reduce demand for our solutions. In addition, if prospective consumers require customized features or functions that we do not offer, then the market for our solutions may be harmed.

Our solutions are deployed in many different locations and user environments. The ability of our solutions to operate effectively can be negatively impacted by many different elements unrelated to our solutions including the performance of enabling technology, integration services, intellectual property that we do not own or control, and the performance of integrators. For example, a user’s experience may suffer from an incorrectly deployed network or other key infrastructure such as cabling or wires. Such perceptions, even if incorrect, could harm our business and reputation.

The prices and costs of the products we manufacture or purchase may be subject to large and significant price fluctuations. We might not be able to pass cost increases through to our end consumers, and we may experience losses in a rising price environment. In addition, we might have to lower our prices in a declining price environment, which could also lead to losses.

We purchase and sell a wide variety of products, the price and availability of which may fluctuate, and which may be subject to large and significant price increases. Our business is exposed to these fluctuations, as well as to fluctuations in our costs for transportation and distribution. Changes in prices for the products that we purchase affect our net sales and cost of goods sold, as well as our working capital requirements, levels of debt and financing costs. We might not always be able to reflect cost increases in our own pricing. Any inability to pass cost increases on to end consumers may adversely affect our business, financial condition and results of operations. In addition, if market prices for the products we sell decline, we may realize reduced profitability levels from selling such products and lower revenues from sales of existing inventory stocks of such products.

Risks Related to Our Manufacturing and Supply Chain

We currently rely on contract manufacturers to manufacture our products and on component vendors to supply parts used in our products. We also distribute products manufactured by other companies. Any disruption in our supply chain, or our failure to successfully manage our relationships with our suppliers or logistics partners could harm our business.

Our reliance on contract manufacturers to produce many of our products reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. These risks are heightened because a significant portion of our net sales comes from proprietary products. We rely on a limited number of contract manufacturers to manufacture most of our products and components, and in many cases one of these manufacturers is our only source for a particular product or product family. We also do business with a number of component vendors, and the parts they supply may not perform as expected. We also distribute products supplied by other companies. Most of our contract manufacturers and component vendors, and some of our distributed product suppliers, are located outside of the United States, and all of them may be subject to political, economic, social, regulatory and legal uncertainties that may harm our relationships with them. If we fail to manage our relationships with our suppliers or logistics partners effectively, or if our suppliers or logistics partners experience delays, disruptions, capacity constraints, shortage of raw materials or components, or quality control problems in their operations, our ability to ship products may be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in our suppliers or logistics partners’ financial or business condition could disrupt our ability to supply quality products to our integrators and distributors. While we aim to maintain redundancy throughout our supply chain, in some cases we rely upon one or a few partners to provide critical services. Such reliance increases our risks of various supply chain disruptions. For example, the majority of our United States shipping is supported by a single logistics partner. If we are required to change or replace suppliers or logistics partners we may lose net sales, incur increased costs or damage our relationships, or we might be unable to find a new contract manufacturer, component vendor, or supplier of similar distributed products, on acceptable terms, or at all. In addition, qualifying a new supplier or logistics provider could be an expensive and lengthy process. If we experience increased demand that our suppliers are unable to fulfill, or if they are unable to provide us with adequate supplies of high-quality products for any reason, we could experience a delay in our order fulfillment, and it may have a material adverse effect on our business, results of operations and financial condition.

Furthermore, we expect our suppliers, service providers and other business partners to comply with all legal requirements relating to health and safety, labor relations, the environment, supply chain ethics and transparency. If any of our suppliers engages in or is perceived to have engaged in ethics violations, we may be unable to continue our relationship with that supplier. If we are required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays and a possible loss of sales, which may have a material adverse effect on our business, results of operations and financial condition.

Even when we effectively manage our suppliers and logistics partners, forces outside of our control may still disrupt our supply chain. Such factors may include catastrophic events, such as the COVID-19 pandemic or semiconductor and chipset factory fires, raw material price volatility, and sanctions, war or other geopolitical conflict. These types of events may cause global shortages of various raw materials or components, such as semiconductors, necessary to build our products and may disrupt our ability to fulfill demand for our products. For example, the conflict between Russia and Ukraine could cause a global shortage of neon and other inputs used in components of our products. Additionally, metal price increases may impact the availability and cost of products containing a high percentage of metal content such as bulk wire, cables, racks, and mounts.

Risks Related to Our Distribution Channels

We rely on our independent integrators to sell our solutions, and if our integrators fail to perform and grow their businesses, our ability to sell and distribute our solutions will be limited, and our results of operations may be harmed.

Most of our net sales are generated through the sales of our solutions by our authorized integrators and other types of integrators, as well as distributors in certain markets. We have over 16,000 active integrators authorized to sell our solutions. Our integrators are independent businesses that voluntarily sell both our solutions and the products of other companies to end consumers. We provide our integrators with specific training programs to assist them in selling, installing and servicing our solutions. We have observed, and expect to continue to observe, high volatility in the monthly, quarterly and annual sales performance of individual integrators. Although we can make estimated forecasts of cumulative sales of large numbers of integrators, we cannot assure their accuracy collectively or individually. Accordingly, if our actual sales fall short of our expectations, we may not be able to reduce or slow our spending quickly enough to protect margins. We expect that our net sales, results of operations and cash flows may fluctuate significantly on a quarterly basis. Therefore, period-to-period comparisons of our net sales, results of operations and cash flows should not be relied upon as an indication of future performance.

Our independent integrators may be unsuccessful in marketing, selling, installing and supporting our solutions. If we are unable to provide high-quality products in a timely manner at competitive prices and to develop and maintain effective sales incentive programs for our integrators, we may not be able to incentivize them to sell our solutions. Our integrators may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales, and support of such competitive products. Our integrators may have incentives to promote our competitors’ products to the detriment of our own or may cease selling our solutions altogether. Our agreements with our integrators may generally be terminated without penalty for any reason by either party with advance notice. We cannot assure that we will retain agreements with these integrators, or that we will be able to secure additional or replacement integrators.

In addition, while we take certain steps to protect ourselves from liability for the actions of independent integrators, such as including contractual provisions limiting our liability with both end consumers and integrators, end consumers may seek recovery from us for damages caused by integrators in connection with product installations or servicing, or the failure of products to perform properly due to incorrect installations by integrators. In the event of litigation with respect to these matters, we cannot guarantee that our contractual protections will be enforced or that integrators will have the financial wherewithal or maintain insurance to meet their contractual obligations. Furthermore, integrators may initiate claims against us related to any failure or perceived failure to operate our business in accordance with our contracts and the law. Integrators may engage in wrongdoing, including unethical or illegal acts and may use our name and our brand in ways we do not authorize. Any such improper integrator behavior may harm our reputation or expose us to liability for their actions. If our sales partners engage in marketing practices that are not in compliance with local laws and regulations, we may be in breach of such laws and regulations, which may result in regulatory proceedings and potential penalties that could have a material adverse effect on our business. In addition, unauthorized activities in connection with sales efforts by our sales partners, including calling end consumers in violation of applicable regulations and fraudulent misrepresentations, could subject us to governmental investigations and class action lawsuits for, among others, false advertising and deceptive trade practice damage claims, against which we will be required to defend. Such defense efforts will be costly and time-consuming, and there can be no assurance that such defense efforts will be successful, all of which could have negatively impact our business, results of operations and financial condition.

Moreover, in order to continue our growth and expand our business, it is important that we continue to attract and add new integrators and ensure that most of our existing relationships remain productive. We must also work to expand our network of integrators to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. If we are unable to attract, train, and retrain integrators, if we saturate the available integrator pool, or if market or other forces cause the available pool of integrators to decline, it may be increasingly difficult to grow our business. It is important that we enhance our integrator footprint by broadening the expertise of our integrators, providing tools and training that enable our integrators to be more effective, and expanding our line of solutions that our integrators offer. If we are unable to expand our network of independent integrators, or maintain the relationships with our existing integrators, our business could be harmed.

Finally, we are dependent on a finite number of integrators, many of which are small businesses, to meet demand for our solutions. If our and their operations, infrastructure and business processes fail to keep pace with our business and customer requirements, end consumers may experience disruptions in service or support or we may not scale the business efficiently, which could adversely affect our reputation and our net sales. There is no guarantee that we and our integrators will be able to continue to develop and expand our infrastructure and business processes at the pace necessary to scale the business, and our failure to do so may have an adverse effect on our business and brand identity.

Because we distribute a portion of our solutions through e-commerce platforms, our operations may be materially adversely affected by technological problems and failure to improve our platforms to meet customer needs.

A significant portion of our sales are transacted through e-commerce platforms including our website. Our integrators rely upon these sales platforms to conduct vital business activities including purchasing products, obtaining technical support and training, and learning about new products and services. Any failure of these platforms to operate reliably and meet customer needs may impact our business performance. For example, technological failures, both caused by us and those outside of our control, may result in platform downtime, and result in lost sales and customer loyalty. Additionally, if we do not continue to improve our e-commerce platforms to meet customer needs, we may also lose sales and customer loyalty. As we continue to improve customer experience and engage in strategic acquisitions, we may consolidate e-commerce platforms. Such platform consolidation attempts present risks for both technological disruptions and failure to meet customer needs, which may adversely affect our operations.

Because we distribute a portion of our solutions through highly dispersed brick-and-mortar locations across the United States, our operations may be materially adversely affected by inconsistent practices, and the operating results of individual branches may vary.

We operate a portion of our product distribution business through a network of highly dispersed locations throughout the United States, supported by leadership located in central offices, with local branch management retaining responsibility for day-to-day operations and adherence to applicable local laws. Our operating structure could make it difficult for us to coordinate procedures across our operations in a timely manner or at all. We may have difficulty attracting and retaining qualified local personnel. In addition, our branches may require significant oversight and coordination from headquarters to support their growth. Inconsistent implementation of corporate strategy and policies at the local level could materially and adversely affect our overall profitability, prospects, business, results of operations, financial condition and cash flows. In addition, the operating results of an individual branch may differ from that of another branch for a variety of reasons, including market size, management practices, competitive landscape, regulatory requirements and local economic conditions. As a result, certain of our branches may experience higher or lower levels of growth than other branches.

Risks Related to Laws and Regulations

Failure to comply with laws and regulations could harm our business.

We conduct our business in the United States and in various other countries. We are subject to regulation by various federal, state, local and foreign governmental agencies, including, but not limited to, agencies and regulatory bodies or authorities responsible for monitoring and enforcing product safety and consumer protection laws, data privacy and security laws and regulations, employment and labor laws, workplace safety laws and regulations, environmental laws and regulations, antitrust laws, federal securities laws and tax laws and regulations.

Our global operations require us to import from and export to several countries, which increases the number of jurisdictions’ laws with which we must comply. We are also subject to anti-money laundering laws such as the USA PATRIOT Act and may be subject to similar laws in other jurisdictions. Our platforms and solutions are subject to various export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, in part because our software contains encryption technologies. Exports of our platforms and solutions must be made in compliance with these laws and regulations. We may also be subject to import/export laws and regulations in other jurisdictions in which we conduct business. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. As a result, our access to technologies needed to improve our platforms and solutions may be impaired and the demand for our platforms and solutions outside of the United States may be limited. Any penalties, costs and restrictions on export or import privileges could harm our results of operations. We maintain policies and procedures reasonably designed to ensure compliance with applicable trade accounting requirements, laws and restrictions, including prohibiting the export, re-export or transfer of technology to companies on the Entity List maintained by the U.S. Department of Commerce’s Bureau of Industry and Security, as well as prohibiting the sale of our products in certain countries. However, due to the size of our global operations, we cannot ensure that our policies and procedures, including related safeguards, will effectively prevent violations, including the unauthorized diversion of products to countries or persons that are the target of Office of Foreign Assets Control sanctions, the export, re-export or transfer of technology to companies on the Entity List, failure to comply with accounting rules related to import and export of products, appropriate import product classifications, or other trade accounting requirements, laws, and restrictions.

For example, in February 2022, armed conflict escalated between Russia and Ukraine. The sanctions announced by the U.S. and other countries following Russia’s invasion of Ukraine against Russia to date include restrictions on selling or importing goods, services or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia, and such sanctions may be widened as the conflict continues. We are monitoring developments in Ukraine as well as the related export controls and financial and economic sanctions. Although we do not presently foresee direct material adverse effects upon our business, financial condition or results of operations as a result of developments in Ukraine and the consequent controls and sanctions, these factors may affect companies in many sectors and could lead to increased market volatility and uncertainty, which could affect us in turn. Although it only makes up a small portion of our products, and we do not expect it to have a material effect, we are pausing all distribution of our products into Russia for now in light of the sanctions.

Moreover, if our service provider partners fail to obtain appropriate import, export or re-export licenses or authorizations, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary authorizations, including any required license, for a particular component or sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. In addition, changes in our platforms or solutions or changes in applicable export or import laws and regulations may create delays in the introduction and sale of our platforms and solutions in the U.S. and international markets, prevent our service provider partners with from deploying our platforms and solutions, prevent us from importing or exporting components of some of our solutions, or, in some cases, prevent the export or import of our platforms and solutions to and from the United States and certain other countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our platforms and solutions, in our decreased ability to export or sell our platforms and solutions to existing or potential service provider partners with international operations or increased costs and difficulties associated with access to some components used in our solutions. Any decreased use of our platforms and solutions or limitations on our ability to export or sell our platforms and solutions or limitations on our ability to acquire or export components of our solutions would likely adversely affect our business, financial condition, cash flows and results of operations.

Furthermore, there is currently significant uncertainty about the future political relationship between the United States and various other countries, including China, the European Union, Canada, Vietnam, Russia and Mexico, with respect to trade policies, treaties, import/export regulations and restrictions and trade embargoes, tariffs and customs duties, and taxes. After Russia invaded Ukraine in February 2022, the United States and other countries imposed sanctions on Russia and we stopped selling products to our distributor in Russia. In 2019, the U.S. administration imposed significant changes to U.S. trade policy with respect to China. Tariffs have subjected certain of our products manufactured overseas to additional import duties of up to 25%. The amount of the import tariff and the number and types of products subject to tariffs, trade embargoes and import/export regulations and restrictions have changed numerous times based on action by the U.S. administration. Furthermore, the U.S. Federal Communications Commission (“FCC”) and Congress are considering additional restrictions targeting certain manufacturers of telecommunications, surveillance and security products. We are addressing the risks related to these imposed and announced tariffs, other regulations and restrictions and proposed FCC or congressional actions which have affected, or have the potential to affect, at least some of our imports. To the extent additional regulations or restrictions are imposed on us prior authorizations for existing products are revoked for manufacturers that we use, for example the manufacturer of our surveillance solutions, and we are unable to shift our production or otherwise reduce the impact before the imposition of any applicable restrictions or regulatory changes, our business, financial condition, cash flows, and results of operations could be adversely affected. Potential future changes to tariff and duty rates, trade embargoes, and import/export regulations and restrictions could similarly adversely affect our business.

Our integrators are required to abide by various national, state and local regulatory requirements, including obtaining certifications and licenses in order to install and maintain certain products and technologies. For example, certain lighting products may only be installed by certified electricians. Other products, such as certain low-voltage products, may not require certifications or licenses in certain jurisdictions. National, state, or local regulatory requirements may change and require our integrators to obtain additional licenses, permits, and certifications to install our products. Such regulatory changes may make it more difficult and expensive for our integrators to install our products and therefore make it more difficult for us to sell our products.

Changes in laws that apply to us could result in increased regulatory requirements and compliance costs or the inability to import or export products or components from or to certain markets, which could harm our business, financial condition, cash flows and results of operations. In certain jurisdictions, regulatory requirements may be more stringent than in the United States. Noncompliance with applicable regulations or requirements could subject us to whistleblower complaints, investigations, sanctions, settlements, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions, suspension or debarment from contracting with certain governments or other end consumers, the loss of export privileges, multi-jurisdictional liability, reputational harm and other collateral consequences. If any governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, cash flows and results of operations could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and an increase in defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, financial condition, cash flows and results of operations.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), we are required to adhere to certain reporting and other requirements regarding the use of certain minerals and derivative metals (referred to as “conflict minerals,” regardless of their actual country of origin) in our products. Some of these metals are commonly used in electronic equipment and devices, including our products. These requirements require that we investigate, disclose and report whether or not any such metals in our products originated from the Democratic Republic of Congo or adjoining countries. We do not directly source any of our own raw conflict minerals; rather we have a complex supply chain, with numerous suppliers for the components and parts used in each of our products. As a result, we incur costs to comply with the diligence and disclosure requirements of the Dodd-Frank Act. In addition, because our supply chain is so complex, we may not be able to sufficiently verify the origin of all relevant metals used in our products through the due diligence procedures that we implement. We may incur reputational damage if we determine that any of our products contain minerals or derivative metals that are not conflict free or if we are unable to sufficiently verify the source for all conflict minerals used in our products through the procedures we may implement. Furthermore, key components and parts that can be shown to be “conflict free” may not be available to us in sufficient quantity, or at all, or may only be available at significantly higher cost to us. If we are not able to meet customer requirements, end consumers may choose to disqualify us as a supplier. Any of these outcomes may have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Cybersecurity and Privacy

Failure to maintain the security of our information and technology networks, including information relating to our integrators, distributors, vendors, partners, consumers and employees, could adversely affect our business. In addition, if security breaches in connection with the delivery of our products and services allow unauthorized third parties to obtain control of or otherwise access consumers’ networks or appliances, our reputation, business, results of operations and financial condition could be harmed.

The legal, regulatory and contractual environment surrounding information security, privacy and internet fraud is constantly evolving and companies that collect and retain information are under increasing attack by cyber-criminals around the world. We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information and, in the normal course of our business, we collect and retain certain information, including financial information and personally identifiable information, from and pertaining to our integrators, distributors, partners, consumers and employees. The protection of integrator, distributor, vendor, other partner, consumer and employee data is important to us, and we devote significant resources to addressing security vulnerabilities in our products and information technology systems, and regularly engage with security experts to conduct penetration testing to help us uncover vulnerabilities in our systems. However, the policies and security measures that we put in place could prove to be inadequate and cannot guarantee our systems will be secure, and our information technology infrastructure may be vulnerable to cyber-attacks, data security incidents or other vulnerabilities. Cyber-attacks are increasingly sophisticated, constantly evolving, and often go undetected until after an attack has been launched. We may fail to identify such new and complex methods of attack or fail to invest sufficient resources in security measures. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Moreover, as a result of the conflict in Russia, Russia may decide to direct cyber-attack at private industry including us or our suppliers. We have previously and will continue to experience cyber-attacks, and we cannot be certain that advances in our cybersecurity capabilities or other developments will prevent compromises or breaches of the networks that access our products and services and the repositories where we store our data.

We have acquired companies over the years and may continue to do so in the future. While we make significant efforts to address any information technology security issues with respect to our acquisitions, we may still inherit such risks when we integrate the acquired products and systems.

In addition, consumers can use our tools for authorized, remote access to their systems, and certain of our employees and independent integrators can be provided authorized access to monitor and update certain of our products and services remotely. Security breaches by third parties or by, or originating from, one or more of our integrators or employees, that allow unauthorized access to or control over our consumers’ appliances or data through our products could harm our reputation, business, results of operations and financial condition.

It is difficult to determine what harm may result from any specific interruption or security breach. Any failure or perceived failure to maintain performance, reliability, security and availability of systems or the actual or potential theft, loss, unauthorized use of our products or associated confidential information, including personally identifiable data of an integrator, distributor, partner, end consumer and employee, could result in:

•Harm to our reputation or brand, which could lead some consumers to stop using certain of our products or services, reduce or delay future purchases of our products or services, use competing products or services, or materially and adversely affect the overall market perception of the security and reliability of our services and home automation products generally;
•Individual and/or class action lawsuits, which could result in financial settlements or judgments against us and that would cause us to incur legal fees and costs;
•Legal or regulatory enforcement action, which could result in fines and/or penalties and which would cause us to incur legal fees and costs; and/or
•Additional costs associated with responding to the interruption or security breach, such as investigative and remediation costs, the costs of providing individuals and/or data owners with notice of the breach, legal fees, the costs of any additional fraud detection activities, or the costs of prolonged system disruptions or shutdowns.

Any of these actions may have a material adverse effect on our business, results of operations and financial condition.

Because we store, process and use data, including personal information, we are subject to complex and evolving federal, state and foreign laws and regulations regarding privacy, data protection and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations and declines in user growth, retention or engagement, any of which could seriously harm our business.

Our products and services rely heavily on the collection, processing and use of information, including personal information. Because we store, process and use certain types of data, we are subject to complex and evolving federal, state and foreign laws and regulations regarding privacy and data protection. Both in the United States and abroad, these laws and regulations are constantly evolving. In the United States in addition to certain regulations at the federal level, each state has its own statutory approach to privacy regulation. The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Continually implementing up-to-date data security tools and procedures and maintaining privacy standards that comply with ever-changing privacy regulations in multiple jurisdictions is challenging. If we are found to have breached any consumer protection laws or regulations in any such market, we may be subject to enforcement actions that require us to change our business practices in a manner which may negatively impact our net sales, as well as expose ourselves to litigation, investigation, fines, civil and/or criminal penalties and adverse publicity that could cause our end consumers to lose trust in us, negatively impacting our reputation and business in a manner that harms our financial position.

In recent years, there has been an increase in attention to and regulation of data protection and data privacy across the globe, including the Federal Trade Commission’s (“FTC”) increasingly active approach to enforcing data privacy in the United States, as well as the enactment of the various international privacy regulations such as the European Union’s General Data Protection Regulation (“GDPR”), the United Kingdom’s transposition of GDPR into its domestic laws following its withdrawal from the European Union, and China’s Personal Information Protection Law. In addition, many states have enacted, or are considering enacting, state-specific privacy regulations such as the California Consumer Privacy Act (“CCPA”). In Europe, the GDPR introduced stringent requirements (which will continue to be interpreted through guidance and decisions over the coming years), including how data may be transferred outside of the European Economic Area (“EEA”). Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. For example, in July 2020, the European Court of Justice struck down a permitted personal data transfer mechanism between the EEA and the United States, invalidating the use of the EU-U.S. Privacy Shield Framework and amended requirements with respect to another main transfer mechanism, the standard contractual clauses (“SCCs”). While SCCs remain a valid mechanism to transfer data from the EEA to the United States, and the EU in 2021 issued modernized standard contractual clauses, entities subject to GDPR must adopt revised SCCs to remain compliant with GDPR, and uncertainty remains as to what, if any, additional steps may be required to remain in compliant with the GDPR. Further, following the United Kingdom’s withdrawal from the European Union, as of January 1, 2021, companies may be subject to both GDPR and the United Kingdom GDPR (“U.K. GDPR”), which, together with the amended U.K. Data Protection Act 2018, retains the GDPR in U.K. national law. While the U.K. has issued proposed SCCs to govern the transfer of personal data outside the U.K., there remains uncertainty as to how United Kingdom data protection laws and regulations will develop, and how data transfers to and from the United Kingdom will be regulated in the long term. These changes may lead to additional costs and increase our overall risk exposure. Penalties for non-compliance with either or both of the GDPR or the U.K. GDPR are potentially significant, and could harm our financial position.

In the United States, CCPA requires that companies that process personal information of California residents make certain disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties, and provides a new private cause of action for certain specified data breaches as well as for civil penalties for violations, with enforcement actions coming from the California Attorney General. We may be required to modify our data collection or processing practices and policies and to incur substantial costs and expenses to comply. Further, the California Privacy Rights Act (“CPRA”), amending and expanding CCPA, was passed via ballot initiative during the November 2020 election and will go into effect on January 1, 2023. The CPRA will further strengthen privacy laws in California and create a new privacy regulatory agency in the state, which could result in greater numbers of enforcement actions and fines. Additionally, other states, including Colorado, Virginia and Utah, have also enacted comprehensive consumer privacy laws that differ from CCPA and CPRA and will become effective across 2022 and 2023. Moreover, the FTC and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. Each of these privacy, security and data protection laws and regulations could impose significant limitations, require changes to our business, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct.

We publicly post our privacy policies and practices concerning our processing, use and disclosure of personal information. Our privacy policy and other statements we publish provide promises and assurances about privacy and security that could subject us to potential regulatory action or other liabilities if: (a) such statements are found to be deceptive or misrepresentative of our practices, (b) we fail to take adequate measures to ensure that we adhere to applicable regulations, or (c) our third-party data processors fail to adequately protect personal information that they process on our behalf. While we select our third-party data processors carefully, we do not control their actions. Any problems experienced by these third parties, including those resulting from breakdowns or other disruptions in the services provided by such parties or cyber-attacks and security breaches, could adversely affect our ability to service or otherwise conduct our business.

Risks Related to Intellectual Property

If we fail to protect our intellectual property and proprietary rights adequately, our business could be harmed.

We believe that proprietary technology is essential to establishing and maintaining our leadership position. We seek to protect our intellectual property through trade secrets, our confidentiality, non-compete, non-solicitation and nondisclosure agreements, and by registering numerous patents, trademarks, and domain names in various justifications, as well as using other measures, some of which may afford only limited protection. We rely on a combination of patent, trademark, trade secret, copyright and other similar laws to protect our intellectual property. Our means of protecting our proprietary rights may not be adequate or our competitors may independently develop similar or superior technology, or design around our intellectual property.

In addition to patents, we rely on unpatented proprietary technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or obtain and use information that we regard as proprietary. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, and independent contractors to enter into confidentiality agreements. However, such agreements may not be enforceable in full or in part in all jurisdictions and regardless of enforceability, any breach of these agreements could have a negative effect on our business and our remedies may be limited. We cannot assure you that these agreements or other steps we take to protect our proprietary and confidential information, including our trade secrets, will provide meaningful protection for our confidential and proprietary information. If we are unable to maintain the proprietary nature of our technologies, our business could be materially adversely affected.

We also rely on our trademarks, trade names, and brand names to distinguish our solutions from the products of our competitors and have registered or applied to register many of these trademarks in the United States and certain countries outside the United States. As we rely in part on brand names and trademark protection to enforce our intellectual property rights, efforts by third parties to limit use of our brand names or trademarks and barriers to the registration of brand names and trademarks in various countries may restrict our ability to promote and maintain a cohesive brand throughout our key markets. There can also be no assurance that pending or future U.S. or foreign trademark applications will be approved in a timely manner or at all, or that such registrations will effectively protect our brand names and trademarks. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand, which could result in loss of brand recognition and would require us to devote resources to advertising and marketing new brands.

In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. Intellectual property protections may also be unavailable, limited or difficult to obtain and enforce in some countries, which could make it easier for competitors to capture market share. For example, many foreign countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Effective trade secret protection may also not be available in every country in which our products are available or where we have employees or independent contractors. In addition, any changes in, or unexpected interpretations of, the trade secret, intellectual property, or employment laws in any country in which we operate may compromise our ability to enforce our trade secret and other intellectual property rights.

To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and we cannot assure that we will be successful in such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights (or to contest claims of infringement) than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from knowingly or unknowingly infringing upon or misappropriating our intellectual property rights. If we are unable to protect our intellectual property rights (including aspects of our software and platform protected other than by patent rights), we will find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create our platform and other innovative products that have enabled us to be successful to date.

An assertion by a third-party that we are infringing its intellectual property could, regardless of merit, subject us to costly and time-consuming litigation and could further lead to expensive licenses or significant liabilities in the event of an adverse judgment.

The industry in which we compete is characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets, and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. There may be third-party intellectual property rights, including issued or pending patents, that cover significant aspects of our technologies or business methods. As we face increasing competition and our public profile increases, the possibility of intellectual property rights claims against us may also increase. We have been subject to intellectual property litigation in the past and we may be subject to similar litigation in the future. Given that some of our core product lines are, or integrate with, network aware products, the risk that our solutions may be subject to these allegations may be exacerbated because of the litigious environment for connectivity technologies. Further, we may face exposure to third-party intellectual property infringement, misappropriation, or violation actions if we engage software engineers or other personnel who were previously engaged by competitors or other third parties and those personnel inadvertently or deliberately incorporate proprietary technology of third parties into our products. A loss of key personnel or their work product in connection with such actions could hamper or prevent our ability to develop, market, and support potential products or enhancements, which could harm our business. Any intellectual property claims, with or without merit, could be very time-consuming and expensive to settle or litigate.

We are defendants in legal proceedings related to intellectual property rights from time to time, and in the past, we have entered into settlement agreements relating to contractual claims and alleged patent infringements, which have included future royalty payments on certain products, the payment of a lump sum amount for alleged past damages and/or the payment of a fixed amount in exchange for a covenant not to sue.

We might not prevail in any current or future intellectual property infringement litigation given the complex legal and technical issues and inherent uncertainties in such litigation. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays or require us to enter into royalty or licensing agreements. In addition, we currently have a limited portfolio of issued patents compared to some of our competitors, and therefore may not be able to effectively utilize our intellectual property portfolio to assert defenses or counterclaims, or negotiate cross-licenses in response to patent infringement claims or litigation brought against us by third parties. Further, litigation may involve patent holding companies or other adverse patent owners who have no relevant products or revenues and against which our potential patents provide no deterrence, and many other potential litigants have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. If our solutions exceed the scope of in-bound licenses or violate any third-party proprietary rights, we could be required to withdraw those solutions from the market, re-develop those solutions or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our solutions, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and results of operations. If we were compelled to withdraw any of our solutions from the market, it may have a material adverse effect on our business, results of operations and financial condition.

We have agreed to indemnify our independent integrators and other partners for certain intellectual property infringement claims regarding our products and other materials we provide to them. As a result, in the case of infringement claims against these partners, we could be required to indemnify them for losses resulting from such claims. We expect that some of our partners may seek indemnification from us in connection with infringement claims brought against them. We evaluate each such request on a case-by-case basis and we may not succeed in refuting any such claim we believe to be unjustified. If a partner elects to invest resources in enforcing a claim for indemnification against us that we believe is unjustified, we could incur significant costs in disputing it. If we do not succeed in disputing it, we could face substantial liability.

The use of open-source software in our solutions may expose us to additional risks and harm our intellectual property.

Some of our solutions use or incorporate software that is subject to one or more open-source licenses. If we combine or link our proprietary software with certain open-source software and distribute or make available such software to third parties, we could, under the terms of the applicable open-source licenses, be required to disclose part or all of the source code of our proprietary software publicly or to allow further modification and redistribution of such software on potentially unfavorable terms or at no cost. This could provide an advantage to our competitors or other entrants to the market, allow them to create similar products with lower development effort and time, and ultimately result in a loss of sales for us. We may also be required to spend time and effort to remediate such uses of open-source software.

The terms of many open-source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and accordingly there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our solutions. In that event, we could be required to seek licenses from third parties in order to continue offering our solutions, to redevelop our solutions, to discontinue sales of our solutions or to release our proprietary software code under the terms of an open-source license, any of which could harm our business. Enforcement activity for open-source licenses can also be unpredictable. From time to time, companies that use third-party open-source software have also faced claims challenging the use of such open-source software and their compliance with the terms of the applicable open-source license. We may be subject to suits by parties claiming ownership of what we believe to be open-source software, or claiming non-compliance with the applicable open-source licensing terms. Were it determined that our use was not in compliance with a particular license, we may be required to release our proprietary source code, defend claims, pay damages for breach of contract or copyright infringement, grant licenses to our patents, re-engineer our products, discontinue distribution in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our product development efforts, any of which could negatively impact our business. Open-source compliance problems can also result in damage to reputation and challenges in recruitment or retention of engineering personnel. Any related litigation could be costly for us to defend, have a material adverse effect on our business, results of operations and financial condition, or require us to devote additional research and development resources to change our solutions.

We rely on the availability of third-party licenses and our inability to maintain those licenses could harm our business and results of operations.

We rely on third-party licensed technology, which we have incorporated into our products. Some of our agreements with our licensors may be terminated by them for convenience, or otherwise provide for a limited term. In addition, we may need to seek additional licenses for existing or new products, which may not be available on acceptable terms, or at all. The inability to obtain certain licenses or other rights, or to obtain those licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in our inability to include certain features in our products or delays in product releases, force us to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner or at all, and require us to use alternative technology of lower quality or performance standards. Any of the foregoing would disrupt the distribution and sale of our products and harm our business, results of operations and financial condition.

Any errors or defects in third-party software could also result in errors or a failure of products. Moreover, the inclusion in our products of intellectual property licensed from third parties on a nonexclusive basis could limit our ability to protect our proprietary rights in our products. We cannot be certain that our licensors do not or will not infringe on the intellectual property rights of third parties or that our licensors have or will have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our products, or that our remedies in the event of such infringement will be sufficient.

Risks Related to Our International Operations

We are subject to a number of risks associated with international sales and operations.

We have a limited history of marketing, selling, and supporting our products and services internationally. However, international net sales accounted for 11.8% of our total net sales for fiscal year 2021, and that percentage may grow in the future. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining international integrators, distributors, and international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in productivity in foreign markets.

If we are not able to increase the sales of our solutions to consumers located outside of North America, our results of operations or net sales growth may be harmed. In addition, in connection with our expansion into foreign markets, we are a receiver of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect our net sales as expressed in U.S. dollars. There is also a risk that we will have to adjust local currency product pricing due to competitive pressures when there has been significant volatility or changes in foreign currency exchange rates.

Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. Our limited experience in operating our business in certain countries outside of the United States increases the risk that our current and any future international expansion efforts will not be successful. Conducting international operations subjects us to risks that, generally, we do not face in the United States either at all or with the same degree of severity, including:

•Fluctuations in currency exchange rates;
•Unexpected changes in foreign regulatory requirements;
•Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•Difficulties in managing and staffing international operations, including differences in labor laws, which may result in higher personnel-related liabilities and expenses;
•Potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;
•Localization of our solutions and other materials, including translation into foreign languages and associated expenses;
•Localization of applicable agreements under applicable foreign law and differing legal standards and risks;
•The burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to import/export, privacy, the transfer of personal information across borders, data security and limitations on liability;
•Increased financial accounting and reporting burdens and complexities;
•Political, social and economic instability abroad, war, terrorist attacks and security concerns in general, including crime and cyber security; and
•Reduced or varied protection for intellectual property rights in some countries.

The impact of any one of these could harm our international business and, consequently, our results of operations generally. Moreover, operating in international markets also requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing, acquiring or integrating operations and personnel in other countries will produce desired levels of net sales or profitability.

Due to the global nature of our business, we could be harmed by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or similar anti-corruption laws in other jurisdictions in which we operate, or various international trade and export laws.

The global nature of our business creates various domestic and local regulatory challenges, including compliance with applicable anti-corruption laws and regulations. Where they apply, the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act 2010 (the “U.K. Bribery Act”), and similar anti-corruption laws in other jurisdictions generally prohibit companies and their directors, officers, employees and intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business or securing an improper business advantage. The

U.K. Bribery Act and other anti-corruption laws that could apply to our business also prohibit non-governmental “commercial” bribery and accepting bribes. In addition, U.S.-listed companies are required to maintain books records that accurately and fairly represent their transactions and to implement and enforce an adequate system of internal accounting controls.

Our global operations expose us to the risk of violating, or being accused of violating, anti-corruption laws and regulations. Our business requires us to import from and export to several countries, which exposes us to corruption risks, and we rely heavily on intermediaries to support our sales and marketing operations, including integrators and distributors, and we could potentially face liability if these intermediaries engage in misconduct related to our business. We also operate in areas of the world that have elevated corruption risks and, in certain circumstances, compliance with anti-corruption laws may conflict with local customs and practices. Although our policies and procedures prohibit bribery and we periodically train our employees and agents about these anti-corruption laws, we cannot assure compliance by our personnel or intermediaries with such anti-corruption laws, which could harm our business, financial condition and results of operations. Our employees or other agents may engage in prohibited conduct and render us responsible under the FCPA, the U.K. Bribery Act or similar anti-corruption laws. If we are found to be in violation of the FCPA, the U.K. Bribery Act or other anti-corruption laws, this may expose us to reputational harm, investigation costs, or significant sanctions, including disgorgement of profits, injunctions and suspension or debarment from government contracts, criminal or civil penalties or other sanctions, which could harm our business.

The conflict between Russia and Ukraine and the resulting sanctions could harm our business.

In February 2022, armed conflict escalated between Russia and Ukraine. The sanctions announced by the U.S. and other countries following Russia’s invasion of Ukraine against Russia to date include restrictions on selling or importing goods, services or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia, and such sanctions may be widened as the conflict continues. We are monitoring developments in Ukraine as well as the related export controls and financial and economic sanctions and Russia’s responsive restrictions. As a result, we have paused all sales of our product to companies in Russia and Belarus. Although we do not presently foresee direct material adverse effects upon our business, financial condition or results of operations as a result of developments in Ukraine and the consequent controls and sanctions, these factors may affect companies in many sectors and could lead to increased market volatility and uncertainty, which could affect us in turn.

Risks Related to Our Indebtedness

Our substantial indebtedness could materially adversely affect our financial condition and our ability to operate our business, react to changes in the economy or industry or pay our debts and meet our obligations under our debt and could divert our cash flow from operations for debt payments.

On December 8, 2021, we entered into a new credit agreement (the “Credit Agreement”) with various financial institutions consisting of a $465.0 million senior secured term loan (the “New Term Loan Facility”) maturing in seven years and a $100.0 million senior secured revolving credit facility (the “New Revolving Credit Facility”) maturing in five years. We have substantial indebtedness under the term loan portion of our Credit Agreement. As of December 8, 2021, the day we refinanced our prior credit agreement (the “Old Credit Agreement”) with proceeds of the Credit Agreement, our total term loan borrowings under our Credit Agreement was $465.0 million. In addition, as of December 8, 2021, we had $95.1 million of availability under our New Revolving Credit Facility after giving effect to outstanding letters of credit. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” In addition, subject to restrictions in the agreements governing our Credit Facilities, we may incur additional debt.

Our substantial indebtedness could have negative consequences, including the following:

•It may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt, resulting in possible defaults on and acceleration of such indebtedness;
•Our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions or other general corporate purposes may be impaired;

•A substantial portion of cash flow from operations may be dedicated to the payment of principal and interest on our debt, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities, acquisitions and other purposes;
•We are more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry is more limited;
•Our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of debt; and
•Our ability to borrow additional funds or to refinance debt may be limited.

Furthermore, all of our debt under our Credit Agreement bears interest at variable rates. If these rates were to increase significantly, our debt service obligations would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Accordingly, our ability to borrow additional funds may be reduced and risks related to our substantial indebtedness would intensify. Each quarter-point increase in the variable interest rates would increase interest expense on our current variable rate debt by approximately $1.2 million during 2022.

In July 2017, the Financial Conduct Authority (the authority that regulates the London Interbank Offer Rate (“LIBOR”)) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after December 31, 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee (the “ARRC”) has proposed the Secured Overnight Financing Rate (“SOFR”) as the alternative rate for use in derivatives and other financial contracts currently being indexed to LIBOR. SOFR is a daily index of the interest rate banks and hedge funds pay to borrow money overnight, secured by U.S. Treasury securities. At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool, and the future of LIBOR is still uncertain. If the expected discontinuation of LIBOR occurs, we may need to renegotiate our Credit Agreement and other related agreements, which may result in interest rates and/or payments that do not correlate over time with the interest rates and/or payments that would have been our obligations if LIBOR was available in its current form. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flow and liquidity.

We and our subsidiaries may be able to incur substantial additional debt in the future. Although our Credit Agreement governing our Credit Facilities contains restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions, and the debt incurred in compliance with these restrictions could be substantial. Additionally, we may successfully obtain waivers of these restrictions. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our Credit Agreement. If we incur additional debt above the levels currently in effect, the risks associated with our leverage, including those described above, would increase.

Servicing our debt requires a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations.

Our business may not generate sufficient cash flow from operating activities to service our debt obligations. Our ability to make payments on and to refinance our debt and to fund planned capital expenditures depends on our ability to generate cash in the future. To some extent, this is subject to general and regional economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

If we are unable to generate sufficient cash flow from operations to service our debt and meet our other commitments, we may need to refinance all or a portion of our debt, sell material assets or operations, delay capital expenditures or raise additional debt or equity capital. We may not be able to affect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

Restrictive covenants in our Credit Agreement governing our indebtedness may restrict our ability to pursue our business strategies, and failure to comply with any of these restrictions could result in acceleration of our debt.

The operating and financial restrictions and covenants in our Credit Agreement may materially adversely affect our ability to distribute monies to our stockholders, finance future operations or capital needs or engage in other business activities. Such agreements limit our ability, among other things, to:

•Incur additional indebtedness and guarantee indebtedness;
•Pay dividends on or make distributions in respect of our common stock or make other restricted payments;
•Make loans and investments;
•Sell or otherwise dispose of assets;
•Incur liens;
•Consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•Enter into agreements restricting our subsidiaries’ ability to pay dividends;
•Enter into certain transactions with our affiliates; and
•Designate our subsidiaries as unrestricted subsidiaries.

In addition, the covenants in our Credit Agreement require us to maintain a specified first lien secured net leverage ratio when a certain percentage of our Revolving Credit Facility commitments are borrowed and outstanding as of the end of each fiscal quarter, commencing with the fiscal quarter ending on or about June 30, 2022. The New Revolving Credit Facility under our Credit Agreement is subject to a first lien secured net leverage ratio of 7.50 to 1:00, tested quarterly commencing with the fiscal quarter ending on or about June 30, 2022, if, and only if, the aggregate principal amount from the revolving facility, letters of credit (to the extent not cash collateralized or backstopped or, in the aggregate, not in excess of the greater of $10.0 million and the stated face amount of letters of credit outstanding on the initial closing date of the Credit Agreement) and swingline loans outstanding and/or issued, as applicable, exceeds 35% of the total amount of the New Revolving Credit Facility commitments on such date. In certain circumstances, our ability to meet this financial covenant may be affected by events beyond our control.

A breach of the covenants under our Credit Agreement could result in a default or an event of default under the Credit Agreement. Such a default or event of default might allow the creditors to accelerate all amounts outstanding under our Credit Agreement and might result in the acceleration of any other debt or the termination of other third-party contracts to which a cross-acceleration or cross-default provision applies. In addition, an event of default under our Credit Agreement would permit the lenders to terminate all commitments to extend further credit to us. Furthermore, we have pledged a significant portion of our assets as collateral to secure our debt, and if we were unable to repay the amounts due and payable, those creditors could proceed against the collateral. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

As a result of all of these restrictions, we and/or our subsidiaries, as applicable, may be:

•Limited in how we conduct our business;
•Unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•Unable to compete effectively or to take advantage of new business opportunities.

These restrictions might hinder our ability to service our indebtedness or grow in accordance with our business strategy.

Furthermore, the terms of any future indebtedness we may incur could have further additional restrictive covenants. We may not be able to maintain compliance with these covenants in the future, and in the event that we are not able to maintain compliance, we cannot assure you that we will be able to obtain waivers from the lenders or amend the covenants.

A downgrade in our credit ratings could increase our cost of funding and/or adversely affect our access to debt financing and working capital, as well as result in a loss of business and materially adversely affect our financial condition and results of operations.

Our credit ratings are important to our cost and availability of capital. The major rating agencies routinely evaluate our credit profile and assign credit ratings to us. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. The addition of further leverage to our capital structure could result in a downgrade to our credit ratings in the future. As such, failure to maintain our current credit rating could adversely affect our cost of funding and our liquidity by limiting the access to capital markets or the availability of funding potential lenders. In addition, we purchase material and services from some suppliers on extended terms based on our overall credit rating. Negative changes in our credit rating may impact suppliers’ willingness to extend terms and increase the cash requirements of the business.

Risks Related to Our Financial Statements

We may be subject to additional tax liabilities, which could materially adversely affect our financial condition, results of operations or cash flows.

We are subject to income, sales, use, value added, tariffs and other taxes in the United States and other countries in which we conduct business, which laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect sales, use, value added, tariffs or other taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Significant judgment is required in determining our worldwide provision for income taxes and evaluating our uncertain tax positions. These determinations are highly complex and require detailed analysis of the available information and applicable statutes and regulatory materials. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be different from our historical tax practices, provisions and accruals. If we receive an adverse ruling as a result of an audit, or we unilaterally determine that we have misinterpreted provisions of the tax regulations to which we are subject, our tax provision, results of operations or cash flows could be harmed. In addition, liabilities associated with taxes are often subject to an extended or indefinite statute of limitations period. Therefore, we may be subject to additional tax liability (including penalties and interest) for any particular year for extended periods of time depending on the specific statute of limitations in the relevant jurisdiction.

We have a recent history of losses and expect to incur increased operating costs in the future, and we may not achieve or sustain profitability or current revenue growth.

We have recorded net losses and negative cash flows from our operations in the past. We expect our operating expenses to increase in the future as we expand our operations and execute our product roadmap and strategy. We also plan to make significant future expenditures related to the expansion of our business and our product offerings, including investments in:

•Research and development to continue to introduce innovative new products and enhance existing products;
•Sales and marketing to expand our brand awareness, promote new products, increase our customer base and expand sales within our existing customer base; and
•Legal, accounting, information technology and other administrative expenses to sustain our operations as a public company.

If our net sales do not continue to grow to offset any increased expenses, we may continue to record net losses. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays in manufacturing and selling our products and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our net sales growth expectations are not met in future periods, our operating results could be adversely affected and our stock price could be harmed and we may need to establish a valuation allowance for our U.S. federal and state deferred tax assets again in the future and our stock price may fall.

We may be required to recognize an impairment of our goodwill and other identifiable intangible assets, which represent a significant portion of our total assets.

As of December 31, 2021, we had $580.8 million of goodwill and $587.2 million of unamortized identifiable intangible assets recorded on our balance sheet. Goodwill and identifiable indefinite lived intangible assets have historically been tested for impairment annually as of the end of the third quarter of each fiscal year, or more frequently upon the occurrence of certain events or substantive changes in circumstances that indicate impairment is more likely than not. During the current year, the Company changed the date of its annual impairment test from the last day of the third quarter to the first day of the fourth quarter of each year. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. An impairment of all or a part of our goodwill or other identifiable intangible assets may have a material adverse effect on our business, financial condition, and results of operations. Refer to “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and Note 7 to our consolidated financial statements included elsewhere in this Form 10-K for further discussion of our goodwill and other intangible assets.

Changes in accounting standards issued by the Financial Accounting Standards Board (the “FASB”), or other standard-setting bodies may adversely affect trends and comparability of our financial results.

We are required to prepare our financial statements in accordance with GAAP, which is periodically revised and/or expanded. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the SEC. It is possible that future accounting standards we are required to adopt may require additional changes to the current accounting treatment that we apply to our financial statements and may result in significant changes to our results, disclosures and supporting reporting systems. Such changes could result in a material adverse impact on our results of operations and financial condition.

Trends in research and development spending could adversely affect our growth potential, business, results of operations, financial condition and/or cash flows.

Our business operates in competitive markets characterized by changing consumer preferences and rapid technological innovation. We have made and expect to continue to make significant investments in research and development and related product opportunities. For fiscal year 2021, we invested $65.5 million in research and development activities. High levels of investment for research and development could harm our results of operations, especially if not offset by corresponding future net sales increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will generate significant net sales as a result of these investments which could adversely impact our operating results as well as our reputation.

We may be required to make payments under our contingent value rights agreement with certain former holders.

Subject to the terms and conditions of the Agreement and Plan of Merger dated June 19, 2017 (the “Merger Agreement”) by and among us, former holders of the Company (the “Former Holders”) and the other parties thereto, the Former Holders received non-transferable contingent value rights (“CVRs”), which collectively entitle the Former Holders to receive from us, in certain circumstances, aggregate payments of up to $25 million. Each CVR gives a Former Holder the ability to earn cash payments based on the return of certain investment funds of H&F’s original investment hitting stated thresholds in relation to the proceeds received from disposition of H&F’s initial ownership units. The CVRs were issued at two thresholds. The first CVR is payable to the Former Holders when H&F’s return on investment grows to between 2.25 and 2.5 times H&F’s original investment. The second CVR is payable to the Former Holders when H&F’s return on investment grows to between 2.5 and 2.67 times H&F’s original investment. To the extent we are required to make a payment to the Former Holders under the Merger Agreement, our liquidity may be adversely affected. For additional information on our obligations under the Merger Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations — Contingent Valuation Rights (“CVRs”).”

Risks Related to Our Common Stock

We are controlled by Hellman & Friedman, whose interests may be different from the interests of other holders of our securities.

Hellman & Friedman (“H&F”) owns a majority stake in the Company. As of December 31, 2021, certain investment funds advised by an affiliate of H&F owned approximately 73% of our outstanding common stock, and has the ability to nominate members of our board of directors. As a result, H&F is able to control actions to be taken by us, including future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, amendments to our organizational documents and the approval of significant corporate transactions, including mergers, sales of substantially all of our assets, distributions of our assets, the incurrence of indebtedness and any incurrence of liens on our assets.

The interests of H&F may be materially different from the interests of our other stakeholders. In addition, H&F may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you. For example, H&F may cause us to take actions or pursue strategies that could impact our ability to make payments under our Credit Agreement or cause a change of control. In addition, to the extent permitted by our Credit Agreement, H&F may cause us to pay dividends rather than make capital expenditures or repay debt. H&F is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our amended and restated certificate of incorporation provides that H&F, its affiliates and any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or his or her affiliates does not have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. H&F also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

So long as H&F continues to own a significant amount of our outstanding common stock, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions and, so long as H&F continues to own shares of our outstanding common stock, they will have the ability to nominate individuals to our board of directors pursuant to a stockholders’ agreement entered into by H&F and certain of our directors, officers and other employees, in connection with the IPO. In addition, H&F will be able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our Company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our Company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.

We are a “controlled company” within the meaning of the Nasdaq rules and the rules of the SEC. As a result, we will qualify for exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.

H&F owns a majority of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•The requirement that a majority of our board of directors consist of “independent directors” as defined under the rules of the Nasdaq;
•The requirement that we have a compensation committee that is composed entirely of directors who meet the independence standards for compensation committee members with a written charter addressing the committee’s purpose and responsibilities; and
•The requirement that our director nominations be made, or recommended to our full board of directors, by our independent directors or by a nominations committee that consists entirely of independent directors and that we adopt a written charter or board resolution addressing the nominations process.

We do not currently utilize these exemptions. However, if we utilize any of these exemptions in the future, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq.

Our stock price may change significantly, and purchasers of our common stock may not be able to resell shares of our common stock at or above the price they paid or at all, and they could lose all or part of their investment as a result.

The trading price of our common stock has been and is likely to continue to be volatile. The stock market has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. Investors in our common stock may not be able to resell their shares at or above the purchase price due to a number of factors such as those listed in other portions of this “Risk Factors” section and the following:

•Actual or anticipated fluctuations in our quarterly financial and operating results, including our Contribution Margin;
•Introduction of new products, solutions or services by us or our competitors;
•Our ability to integrate operations, technology, products and services;
•Issuance of new or changed securities analysts’ reports or recommendations;
•Sales, or anticipated sales, of large blocks of our stock;
•Additions or departures of key personnel;
•Changing economic conditions;
•Industry developments; and
•Any default on our indebtedness.

These broad market and industry fluctuations may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock are low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

We are required to pay the TRA Participants for net operating losses and certain other tax benefits that arose prior to or in connection with our IPO and make a cash distribution to certain pre-IPO owners that are not TRA Participants, which amounts are material.

As further described in Note 15 of the Notes to the Consolidated Financial Statements, we expect to be able to utilize certain net operating losses and certain other tax benefits that arose prior to or in connection with our IPO and are therefore attributable to the TRA Participants. These tax benefits will reduce the amount of tax that we would otherwise be required to pay in the future.

We entered into a TRA with the TRA Participants which provides for the payment by us to the TRA Participants of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize, or are deemed to realize (calculated using certain assumptions), as a result of the utilization of such tax benefits subject to the TRA, including tax benefits attributable to payments under the TRA. The actual amount and utilization of the tax benefits subject to the TRA, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the amount, character and timing of our taxable income in the future. In addition, actual tax benefits realized by us may differ from the tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed state and local income tax rate to calculate tax benefits. We expect that the payments that we may make under the TRA will be material. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the TRA exceed the actual cash tax savings that we realize in respect of the tax benefits subject to the TRA. The payments under the TRA are not conditioned upon the continued ownership of us by the TRA Participants.

In certain cases, payments under the TRA may be accelerated and/or significantly exceed the actual cash savings we realize in respect of the tax benefits subject to the TRA.

The TRA provides that if we breach any of our material obligations under the TRA, whether as a result of a failure to make any payment when due, failure to honor any other material obligation required thereunder or by operation of law as a result of the rejection of the TRA in a case commenced under the federal bankruptcy laws or otherwise, upon the occurrence of certain bankruptcy or insolvency proceedings involving us, upon certain changes of control, or if, at any time, we elect an early termination of the TRA, our obligations under the TRA would be automatically accelerated and would be immediately due and payable, and such obligations would be calculated by reference to the value of all future payments that the TRA Participants would have been entitled to receive under the TRA using certain assumptions, including that we will have sufficient taxable income to fully utilize the net operating losses, credits, and certain other tax benefits subject to the TRA. Our ability to fully utilize the net operating losses, credits, and certain other tax benefits subject to the TRA will depend upon a number of factors, including the amount, character and timing of our taxable income in the future. In periods prior to the occurrence of a change of control and absent circumstances requiring an early termination payment, we are only obligated to make payments under the TRA as and when we realize cash tax savings from the tax benefits subject to the TRA (calculated using certain assumptions contained therein). Accordingly, we will generally not be required (absent a change of control, material breach, or circumstances requiring an early termination payment) to make payments under the TRA for a taxable year in which we do not have taxable income because no cash tax savings will have been realized. In addition, recipients of payments under the TRA will not reimburse us for any payments previously made under the TRA if the tax attributes or our utilization of tax attributes underlying the relevant TRA payment are successfully challenged by the Internal Revenue Service (“IRS”) (although any such detriment would be taken into account as an offset against future payments due to the relevant recipient under the TRA). However, unutilized deductions that do not result in realized benefits in a given tax year as a result of insufficient taxable income may be applied to taxable income in future years and accordingly would impact the amount of cash tax savings in such future years and the amount of corresponding payments under the TRA in such future years.

Accordingly, it is possible that the actual cash tax savings we realize may be significantly less than the corresponding TRA payments. There may be a material negative effect on our liquidity if the payments under the TRA exceed the actual cash tax savings that we realize in respect of the tax benefits subject to the TRA. We may need to incur additional indebtedness to finance payments under the TRA to the extent our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise, and these obligations could have the effect of delaying, deferring or preventing certain mergers, asset sales, other form of business combinations or other changes of control.

We are a holding company with no operations and rely on our operating subsidiaries to provide us with funds necessary to meet our financial obligations.

We are a holding company with no material direct operations. Our principal assets are the equity interests of Snap One, LLC that we hold indirectly through our subsidiaries. Snap One, LLC, together with its subsidiaries, owns substantially all of our operating assets. As a result, we are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations. Our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends or otherwise making funds available to us. If we are unable to obtain funds from our subsidiaries, we may be unable to meet our financial obligations.

We currently do not intend to declare dividends on our common stock in the foreseeable future and, as a result, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We currently do not expect to declare any dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to provide working capital, to support our operations and to finance the growth and development of our business. Any determination to declare or pay dividends in the future will be at the discretion of our board of directors, subject to applicable laws and dependent upon a number of factors, including our earnings, capital requirements and overall financial condition. In addition, our ability to pay dividends on our common stock is currently limited by the covenants of our Credit Facilities and may be further restricted by the terms of any future debt or preferred securities. Accordingly, your only opportunity to achieve a return on your investment in our company may be if the market price of our common stock appreciates and you sell your shares at a profit. The market price for our common stock may never exceed, and may fall below, the price that you pay for such common stock.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.

The sale of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of December 31, 2021, 60,356,837 shares owned by our directors, officers, employees and our majority stockholder, H&F, representing approximately 79.8% of our total outstanding shares of common stock, are “restricted securities” within the meaning of Rule 144 and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144 Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement. If these stockholders exercise their registration rights or sell their stock under another exception to the registration requirements, or are perceived by the market as intending to sell them, the market price of our shares of common stock could drop significantly. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.

In addition, the shares of our common stock issued or reserved for future issuance under the 2021 Incentive Plan and the 2021 Employee Stock Purchase Plan have been registered and upon issuance are eligible for sale in the public market, subject to provisions relating to various vesting agreements. A total of 10,500,000 and 750,000 shares of common stock have been registered under the 2021 Incentive Plan and the 2021 Employee Stock Purchase Plan, respectively.

Provisions in our organizational documents and Stockholders’ Agreement could delay or prevent a change of control.

Certain provisions of our amended and restated certificate of incorporation, amended and restated bylaws and Stockholders’ Agreement may have the effect of delaying or preventing a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider to be in its best interest, including attempts that might result in a premium over the market price of our common stock.

These provisions provide for, among other things:

•The division of our board of directors into three classes, as nearly equal in size as possible, with directors in each class serving three-year terms and with terms of the directors of only one class expiring in any given year;
•That at any time when H&F and certain of its affiliates beneficially own, in the aggregate, less than 40% in voting power of the stock of our company entitled to vote generally in the election of directors, directors may only be removed for cause, and only by the affirmative vote of the holders of at least two-thirds in voting power of all the then-outstanding shares of stock entitled to vote thereon, voting together as a single class;
•The ability of our board of directors to issue one or more series of preferred stock with voting or other rights or preferences that could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change of control;
•Advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at stockholder meetings;
•The right of H&F and certain of its affiliates to nominate the majority of the members of our board of directors and the obligation of certain of our other pre-IPO stockholders to support such nominees;
•Certain limitations on convening special stockholder meetings; and
•That certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may be amended only by the affirmative vote of the holders of at least two-thirds in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class, if H&F certain of its affiliates beneficially own, in the aggregate, less than 40% in voting power of our stock entitled to vote generally in the election of directors.

These provisions could make it more difficult for a third-party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earliest to occur of: the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; or December 25, 2026, which is the last day of the fiscal year ending after the fifth anniversary of our IPO. For so long as we remain an emerging growth company, we are permitted by SEC rules and plan to rely on exemptions from certain disclosure requirements that are applicable to other SEC-registered public companies that are not emerging growth companies. These exemptions include not being required to comply with the requirement for an auditor attestation of the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act (“SOX”), not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. In this Annual Report, we have not included all of the executive compensation-related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions.

If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Our management team will be required to evaluate the effectiveness of our internal control over financial reporting. If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting.

When evaluating our internal control over financial reporting, we have in the past and may in the future identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is ineffective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we could fail to meet our reporting obligations or be required to restate our financial statements for prior periods.

In addition, our internal control over financial reporting will not prevent or detect all errors and fraud. Because of the inherent limitations in all control systems, no evaluation can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal control, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. In addition, we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our reputation and business.

We have identified a material weakness in our internal controls over financial reporting and if our remediation of such material weakness is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal controls over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

In connection with the preparation of our consolidated financial statements as of December 25, 2020 and for the fiscal year then ended, we identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We did not design or maintain an effective control environment over certain information technology (“IT”) general controls or information systems and applications that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records that are relevant to the preparation of our financial statements are identified, tested, authorized and implemented appropriately, and (ii) access controls to ensure access to programs and data is authorized and entitlements and privileges are recertified on a periodic basis to validate that only authorized individuals have access to the Company’s data.

These IT deficiencies, when aggregated, could impact effective segregation of duties as well as the effectiveness of IT-dependent controls. None of the control deficiencies described above resulted in the identification of a material misstatement to our annual or interim consolidated financial statements. However, the deficiencies described above could result in a misstatement of one or more account balances or disclosures potentially leading to a material misstatement to our annual or interim consolidated financial statements which may not be prevented or timely detected and, accordingly, management determined that these control deficiencies constitute a material weakness.

To address this material weakness, we have hired personnel with public company experience and engaged an external advisor to assist with evaluating and documenting the design and operating effectiveness of our internal controls over financial reporting and assisting with the remediation of deficiencies, including implementing new controls and processes. We intend to continue to take steps to remediate the material weakness described above through additional measures that include hiring additional personnel with public company experience, and further evolving our accounting and business processes related to internal controls over financial reporting, including a plan for future system enhancements. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time.

Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to this material weakness in our internal controls over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal controls over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our annual or interim financial statements.

Neither our management nor our independent registered public accounting firm has performed an evaluation of our internal controls over financial reporting in accordance with the SEC rules because no such evaluation has been required. Our independent registered public accounting firm is not expected to formally attest to the effectiveness of our internal controls over financial reporting until at least the filing of our second annual report on Form 10-K. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal controls over financial reporting is documented, designed, or operating. Any failure to implement and maintain effective internal controls over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal controls over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal controls over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America will be the sole and exclusive forums for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of our company, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of our company to the Company or our stockholders, (iii) action asserting a claim against the Company or any director, officer or other employee of the Company arising pursuant to any provision of the Delaware General Corporation Law, (the “DGCL”), or our amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) action asserting a claim against the Company or any director, officer or other employee of the Company governed by the internal affairs doctrine. These provisions shall not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, and our stockholders cannot waive compliance with federal securities laws and the rules and regulations thereunder. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated bylaws.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for disputes with us or any of our directors, officers or other employees which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions that will be contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition. For example, the Court of Chancery of the State of Delaware has determined that a provision stating that U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision may be reviewed and ultimately overturned by the Supreme Court of the State of Delaware.

Our board of directors is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.

Our certificate of incorporation authorizes our board of directors, without the approval of our stockholders, to issue 50,000,000 shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our certificate of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with our common stock, which may reduce its value.

General Risks

Our business, results of operations and financial condition have been adversely affected and could in the future be adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has negatively impacted the global economy and global supply chains, and created significant disruption of global financial markets. Governments, public institutions and other organizations in many countries and localities where COVID-19 has been detected have taken certain emergency measures and may from time to time take additional emergency measures to combat its spread, including imposing lockdowns, shelter-in-place orders, quarantines, restrictions on travel and gatherings and the extended shutdown of non-essential businesses that cannot be conducted remotely. Although some of these measures have been relaxed in certain jurisdictions, other measures remain in place to varying degrees. And although the initial effect of the pandemic on the global economy has recovered to some extent, the continued economic impact brought by, and the ultimate duration of, the COVID-19 pandemic is difficult to assess or predict. It has and may continue to:

•Disrupt our hardware supply chain;
•Disrupt our ability to conduct product development activities and other activities necessary to improve products and bring new products to market;
•Disrupt and restrict our integrators’ ability to travel and to meet with residential and commercial end consumers who use our solutions;
•Cause cancellations or postponement of certain events; and
•Cause temporary closures of our facilities, including manufacturing centers and critical product distribution locations, or the facilities of our service providers or suppliers.

The COVID-19 pandemic has also resulted in significant disruption of global financial markets, which may reduce our ability to access capital and which could negatively affect our liquidity in the future. This economic and financial uncertainty as well as the increased inflationary pressure may also negatively impact pricing for our platform or cause end consumers to reduce or postpone purchasing our solutions, which may, in turn, negatively affect our net sales, cash flows, results of operations and financial condition. The uncertainty and disruption to global markets may also negatively impact our growth opportunities whether organically or through acquisitions.

The uncertainty caused by and the unprecedented nature of the COVID-19 pandemic make the ultimate impact of the pandemic difficult to predict and the extent to which it may negatively affect our industry, our supply of hardware products, our business operations or our operating results is uncertain. Weak global economic conditions, additional business disruptions or closures and spikes or surges in COVID-19 infection, including new strains of COVID-19, also may exacerbate the impact of the pandemic. Further, we do not yet know the full effects of the COVID-19 pandemic on our suppliers and service providers. However, if the economy fails to fully recover or there is another shutdown of non-essential businesses due to a resurgence of COVID-19, we anticipate that our net sales growth rate may be lower in future periods if some end consumers defer or cancel previously anticipated purchases, with a corresponding reduction in hardware net sales, or if demand for home-based solutions decreases as a result of the lifting of COVID-19 related restrictions.

Although the connected home market has been relatively resilient throughout the COVID-19 pandemic thus far, the ultimate impact to our results in the future will depend to a large extent on currently unknowable developments, including among other things, how the virus continues to evolve, the actions taken by authorities and other entities to contain COVID-19 or treat its impact, including the impact of any additional re-opening plans, additional closures and spikes or surges in COVID-19 infection, and individuals’ and companies’ risk tolerance regarding health matters going forward, all of which are beyond our control. These potential impacts, while uncertain, could harm our business and adversely affect our operating results. In addition, to the extent the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section which may have a material adverse effect on our business, results of operations and financial condition.

Risks associated with our labor force could have a significant adverse effect on our business.

We had approximately 1,492 full-time employees as of December 31, 2021. Various national, federal and state labor laws govern our relationships with our employees and affect our operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, anti-discrimination laws, safety standards, payroll taxes, employment agreements, citizenship requirements and other wage and benefit requirements for employees classified as non-exempt. As our employees may be paid at rates that relate to the applicable minimum wage, further increases in the minimum wage could increase our labor costs. Employees may make claims against us under national, federal, or state laws, which could result in significant costs. Significant additional government regulations could materially affect our business, financial condition and results of operations.

None of our U.S. employees is currently covered by collective bargaining or other similar labor agreements. However, if a large number of our U.S. employees were to unionize, including in the wake of any future legislation that makes it easier for employees to unionize, our business could be negatively affected. Any inability by us to negotiate collective bargaining arrangements could cause strikes or other work stoppages, and new contracts could result in increased operating costs. If any such strikes or other work stoppages occur, or if other employees become represented by a union, we could experience a disruption of our operations and higher labor costs.

In addition, certain of our suppliers and logistics providers may have unionized work forces. Strikes, work stoppages or slowdowns could result in slowdowns or closures of facilities where the products that we sell are manufactured or could affect the ability of our suppliers to deliver such products to us. Any interruption in the production or delivery of these products could delay or reduce availability of these products and increase our costs.

Given the complex nature of the technology on which our business is based and the speed with which such technology advances, our future success is dependent, in large part, upon our ability to attract and retain highly qualified executive, managerial, engineering, operations, and sales and marketing personnel. Competition for talented personnel is intense, and we cannot be certain that we can retain our executive, managerial, engineering, operations, and sales and marketing personnel, or that we can attract, assimilate or retain such personnel in the future. Our inability to attract and retain such personnel may have a material adverse effect on our business, results of operations and financial condition.

Increases in operating costs could adversely impact our business, financial position, results of operations and cash flows.

Our financial performance is affected by the level of our operating expenses, such as wages and salaries, leases of distribution centers and sales and marketing offices, advertising and marketing, employee benefits, health care, insurance premiums, as well as various regulatory compliance costs, all of which may be subject to inflationary pressures. In particular, our financial performance is adversely affected by increases in these operating costs.

Our business is subject to the risks of earthquakes, hurricanes, fire, power outages, floods and other catastrophic events, and to interruption by man-made problems such as political unrest, information systems compromise, riots and terrorism.

A significant natural disaster, such as an earthquake, hurricane, fire or a flood, or a significant power outage could harm our business, results of operations and financial condition. Natural disasters could affect our manufacturing vendors’ or logistics providers’ ability to perform services such as manufacturing products or assisting with shipments on a timely basis. In the event our manufacturing vendors’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed or cancelled, adversely affecting product deliveries, net sales and profitability, integrator and customer satisfaction, and our competitive standing. Further, if a natural disaster occurs in a region from which we derive a significant portion of our net sales, such as metropolitan areas in North America, end consumers in those regions may delay or forego purchases of our solutions from integrators, which may harm our results of operations for a particular period. All the aforementioned risks may be exacerbated in the future due to climate change. In addition, acts of terrorism, including cyber terrorism or crime, acts of war, financial crises, trade friction or geopolitical and social turmoil in those parts of the world that serve as markets for our solutions, could cause disruptions in our business or the business of our manufacturers, logistics providers, integrators or the economy as a whole. These uncertainties may cause our end consumers to reduce discretionary spending and make it difficult for us to accurately plan future business activities. Given our typical concentration of sales at the end of each month and quarter, any disruption in the business of our manufacturers, logistics providers, integrators, and end consumers that impacts sales at the end of our quarter could have a greater impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers and integrators prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in, or cancellations of the manufacture, deployment or shipment of our products, it may have a material adverse effect on our business, results of operations and financial condition.

We will continue to incur increased costs as a result of operating as a publicly traded company, and our management will be required to devote substantial time to new compliance initiatives.

As a publicly traded company, we will continue to incur additional legal, accounting and other expenses that we did not previously incur as a private company. These costs will increase after we are no longer an emerging growth company.

Although we are currently unable to estimate these costs with any degree of certainty, they may be material in amount. In addition, SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules of the SEC and Nasdaq have imposed various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives as well as investor relations. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur additional costs to maintain the same or similar coverage.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about our business. We do not have any control over these analysts, activist investors, or those who short our stock. If one or more of the foregoing analysts who cover us, activist investors, or those who short our stock downgrade our shares, change their opinion of our shares, or publish negative or false reports for their own purposes, our share price will likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish research or reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Future acquisitions of technologies, assets or businesses that are paid for partially or entirely through the issuance of stock or stock rights could dilute the ownership of our existing stockholders.

We expect that the consideration we might pay for any future acquisitions of technologies, assets or businesses could include stock, rights to purchase stock, cash or some combination of the foregoing. If we issue stock or rights to purchase stock in connection with such future acquisitions, net income (loss) per share and then-existing holders of our common stock may experience dilution.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2021, our principal executive offices are located in Charlotte, North Carolina and Draper, Utah. Additionally, as of December 31, 2021, we had 31 existing local branches across the United States and seven distribution centers located in California, Kentucky, North Carolina, Texas, Utah, the United Kingdom and Australia. We lease or sublease all of our corporate offices, distribution centers and local branch spaces. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed.

As of December 31, 2021, our material operating locations were as follows:

Locations	Lease Expiration Dates
Corporate Offices
Draper, Utah	2/28/2023
Charlotte, North Carolina	1/31/2025
Distribution Centers
Salt Lake City, Utah	3/31/2023
Carrollton, Texas	3/31/2025
Charlotte, North Carolina	7/31/2025
Hebron, Kentucky	11/30/2025
San Bernardino, California	7/31/2027

Item 3. Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of our business. Management believes that we do not have any pending or threatened litigation which, individually or in the aggregate, would have a material adverse effect on our business, results of operations, financial condition or cash flows.

For additional information, see Note 16 of the Notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “SNPO” since July 28, 2021. Prior to that time, there was no public market for our common stock.

Comparison of Cumulative Total Return
Snap One Holdings, S&P 500 Index, and Nasdaq Index
140.00
120.00
100.00
80.00
60.00
40.00
20.00
07/28/21
09/24/21
12/31/21
Snap One Holdings Corp.
S&P 500 Index
Nasdaq Index

Holders of Record

As of March 18, 2022, there were 117 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors.

Unregistered Sale of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

See “Security Ownership of Certain Beneficial Owner” for disclosure relating to our equity compensation plans. Such information will be included in our proxy statement relating to our 2022 annual meeting of stockholders, which is incorporated herein by reference.

Purchase of Equity Securities

No repurchase of equity securities was made during the three months ended December 31, 2021.

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Actual results could differ materially from those discussed in or implied by forward-looking statements due to various factors, including those discussed below and elsewhere in this Form 10-K, particularly in the “Risk Factors” or in other sections of this Form 10-K.

We operate on a 52-week or 53-week fiscal year ending on the last Friday of December each year. Our fiscal year is divided into four quarters of 13 weeks, each beginning on a Saturday and containing one 5-week period followed by two 4-week periods. When a 53-week fiscal year occurs, we report the additional week in the fourth fiscal quarter. References to fiscal year 2020 are to our 52-week fiscal year ended December 25, 2020 and references to fiscal year 2021 are to our 53-week fiscal year ended December 31, 2021.

Overview

Snap One powers smart living by enabling professional integrators to deliver seamless experiences in the connected homes and small businesses where people live, work and play. The combination of our end-to-end product ecosystem delivered through our powerful distribution network and further bolstered by our technology-enabled workflow solutions delivers a compelling value proposition to our loyal and growing network of professional do-it-for-me (“DIFM”) integrator customers. We distribute and provide integrators with a leading, comprehensive proprietary and third-party suite of connected, infrastructure, entertainment, and software solutions so the entire smart living experience is exceptional for the end consumer. Our product and service offerings encompass all of the elements required by integrators to build integrated smart living systems that are easy to install and simple to manage, serving the needs of both integrators and end consumers. Our differentiated technology and software-enabled workflow tools have been designed to support the integrator throughout the project lifecycle, enhancing their operations and helping them to profitably grow their businesses.

We derive the majority of our net sales from the sale of both proprietary and third-party products to DIFM integrators in home technology, security and commercial end markets. Our comprehensive suite of solutions allows integrators to find everything they need in one place and to deliver high-quality, reliable and configurable systems to end consumers. We also have two subscription-based services that we monetize with end consumers. Parasol is enabled by our OvrC software and is a subscription-based service that gives homeowners and small businesses access to a continuous remote support service to troubleshoot devices on their network. 4Sight, our remote system management software for end consumers, is enabled by our Control4 software and is a subscription sold to homeowners and small businesses. While it accounts for a smaller share of our current net sales, we intend to continue to invest in the expansion of existing subscription-based services and the development of new ones.

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

Recent Developments

IPO

On July 30, 2021, we completed our initial public offering (“IPO”) of 13.9 million shares of our common stock, and on August 18, 2021, we completed the sale of 1.2 million shares of additional common stock to the underwriters pursuant to their option to purchase additional shares, at an offering price of $18.00 per share. We raised net proceeds of $249.2 million through the IPO, after deducting underwriting discounts and other offering costs of $21.2 million. During fiscal year 2021, we expensed $4.8 million of IPO costs related to the IPO. Our registration statement on Form S-1 relating to our IPO was declared effective by the SEC on July 27, 2021. See Note 1 of the Notes to the Consolidated Financial Statements for more information regarding our IPO.

In conjunction with the IPO, we issued 1.7 million restricted shares of common stock to convert all outstanding and unvested incentive units under the Former Parent Entity Class B Unit Incentive Plan (the “2017 Plan”). These restricted shares are subject to similar vesting terms and conditions that applied to the incentive units under the 2017 Plan prior to the conversion. Additionally, we issued 5.4 million stock options to holders of incentive units under the 2017 Plan. The stock options allow the recipient to purchase common stock following the IPO at a strike price of $18.00 and have similar vesting terms and conditions that applied to the incentive units under the 2017 Plan. As a result of issuance of the stock options, we recorded $21.5 million of share-based compensation expense in the fiscal year ended December 31, 2021 based on the grant-date fair value of the awards.

In connection with our IPO, we executed a TRA with certain pre-IPO owners which provides for payment by the Company to the TRA Participants of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that is actually realized, or deemed to be realized (calculated using certain assumptions), as a result of the utilization of such tax benefits. Upon the closing of the IPO, the Company recognized a non-current liability of $112.7 million, which represented undiscounted aggregate payments that we expected to pay the TRA Participants under the TRA. Additionally, we paid $13.2 million with cash on hand to certain pre-IPO owners for their interests in lieu of their participation in the TRA. Approximately $2.8 million of the cash payments to pre-IPO owners are subject to vesting requirements and will be held in escrow. The cash payments held in escrow will be expensed over the requisite vesting period. The remaining $10.4 million of the cash payments were paid and expensed in conjunction with the closing of the IPO. See Note 15 of the Notes to the Consolidated Financial Statements for more information regarding the TRA.

Debt Obligations

On August 4, 2021, we used a portion of the net proceeds from the IPO to repay a portion of the Incremental Term Loan outstanding under the Old Credit Agreement (as defined below) totaling approximately $215.9 million, plus accrued interest of $1.0 million. We also incurred a charge of $6.6 million related to the write-off of unamortized debt issuance costs. See Note 8 of the Notes to the Consolidated Financial Statements for more information regarding the debt prepayment.

On December 8, 2021, we entered into a new credit agreement (the “Credit Agreement”) with various financial institutions consisting of a $465.0 million in aggregate principal amount of senior secured term loans maturing in seven years (the “New Term Loan”) and a $100.0 million senior secured revolving credit facility (which includes borrowing capacity available for letters of credit) maturing in five years (the “New Revolving Credit Facility”).

In connection with the closing of the Credit Agreement, the Company repaid in full approximately $451.4 million of borrowings, including accrued interest, under that certain credit agreement, dated as of August 4, 2017, by and among Crackle Purchaser LLC (formerly known as Crackle Purchaser Corp., a subsidiary of the Company that was dissolved at the time of the IPO), WirePath, LLC, the lenders from time-to-time party thereto, UBS AG, as the administrative agent, collateral agent, swingline lender and letter of credit issuer, and the other parties from time-to-time party thereto (as amended from time to time, the “Old Credit Agreement”). The term loan and revolving credit facilities and related agreements and documents under the Old Credit Agreement were terminated upon the effectiveness of the Credit Agreement.

Acquisition of Staub Electronics

On January 20, 2022, we announced the acquisition of Staub Electronics, Ltd, a long-time Canadian distribution partner. The acquisition brings together two long-time business partners to provide more product choice, faster fulfillment, and superior support for professional integrators across Canada. The acquisition adds two Canadian locations to our local branch footprint and brings the total to 33 locations.

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

Omni-Channel Strategy Expansion. Our business model is built around an e-commerce centric, omni-channel go-to-market strategy. We provide a comprehensive e-commerce portal, which allows integrators to easily research products, design projects, receive training and certifications, order products, and solicit ongoing support. Our e-commerce portal is complemented by a growing network of 31 domestic local branches and seven distribution centers as of December 31, 2021. The local branch presence is an important part of our strategy as it allows us to better serve integrators locally by providing same-day product availability when necessary, creating a site for relationship building with our support team and for training and product demonstration sessions. We believe integrators value the relationships and support we can deliver at the local level, and this further increases their loyalty to our business across channels.

Strategic Acquisitions. In addition to our organic growth, we continue to grow our business through strategic acquisitions such as our acquisitions of Access Networks and Staub Electronics to better serve existing and new integrators, broaden our product categories, and extend the geographic reach of our omni-channel capabilities. We will continue to pursue disciplined, accretive acquisitions that enhance our products, software and workflow solutions and expand into adjacent markets that allow us to serve our integrator base.

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

Following initial demand declines for our products and services in March and April 2020, sales recovered in 2021 as professional integrators’ services became increasingly important for homeowners working and seeking entertainment from home. Our favorable liquidity position, disciplined supply chain execution and inventory availability drove strong performance. This resulted in accelerated growth in our business and reinforced that we provide a mission-critical function to our integrators. More recently, COVID-19 has affected our supply chain, including component sourcing and shipping and logistics challenges resulting in cost inflation, consistent with its effect across many industries. When combined with the demand for our products, these supply chain impacts have resulted in delayed product availability in some cases. We expect these impacts, including potential delayed product availability, to continue for as long as the global supply chain is experiencing these challenges. We continue to invest in supply chain initiatives to meet integrator demand and manage cost inflation, and while the situation caused by COVID-19 is dynamic, we have considered its impact when developing our estimates and assumptions. Actual results and outcomes may differ from our estimates and assumptions. For additional information of risks related to COVID-19, refer to “Risk Factors.”

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

Adjusted EBITDA and Adjusted Net Income are key measures used by management to understand and evaluate our financial performance and trends, as well as generate future operating plans. Management uses these key measures to make strategic decisions regarding the allocation of capital and analyze investments in initiatives that are focused on cultivating new markets for our products and services. We believe Adjusted EBITDA and Adjusted Net Income are useful measurements for analysts, investors and other interested parties to evaluate companies in our markets as they help identify underlying trends that could otherwise be masked by certain expenses that we do not consider indicative of our ongoing performance.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	For the Years Ended
	December 31, 2021	December 25, 2020

Net loss	$(36,457)	$(25,228)
Interest expense	33,162	45,529
Income tax benefit	(6,642)	(4,351)
Depreciation and amortization	56,581	57,972
Other expense (income), net	(878)	(1,827)
Loss on extinguishment of debt	12,072	—
Equity-based compensation	21,522	4,284
Compensation expense for payouts in lieu of TRA participation(a)	10,925	—
Initial public offering costs(b)	4,755	542
Fair value adjustment to contingent value rights(c)	4,900	800
Deferred acquisition payments(d)	6,532	9,649
Deferred revenue purchase accounting adjustment(e)	540	1,012
Acquisition- and integration-related costs(f)	407	5,341
Other(g)	3,337	735
Adjusted EBITDA	$110,756	$94,458

The following table presents a reconciliation of net loss to Adjusted Net Income for the periods presented:

	For the Years Ended
	December 31, 2021	December 25, 2020

Net loss	$(36,457)	$(25,228)
Amortization	48,553	47,491
Equity-based compensation	21,522	4,284
Foreign currency (gains) loss	131	(172)
Gain on sale of business	—	(979)
Loss on extinguishment of debt	12,072	—
Compensation expense for payouts in lieu of TRA participation(a)	10,925	—
Initial public offering costs(b)	4,755	542
Fair value adjustment to contingent value rights(c)	4,900	800
Deferred acquisition payments(d)	6,532	9,649
Deferred revenue purchase accounting adjustment(e)	540	1,012
Acquisition and integration related costs(f)	407	5,341
Other(g)	3,172	760
Income tax effect of adjustments(h)	(23,489)	(15,189)
Adjusted Net Income	$53,563	$28,311
(a)Represents non-recurring expense related to payments to certain pre-IPO owners in lieu of their participation in the TRA. Management does not believe such costs are indicative of our ongoing operations as they are one-time awards specific to the establishment of the TRA.
(b)Represents expenses related to professional fees in connection with preparation for our IPO.
(c)Represents noncash gains and losses recorded from fair value adjustments related to contingent value right liabilities (“CVR liabilities”). Contingent value right liabilities represent potential obligations to the prior sellers in conjunction with the acquisition of the Company by investment funds managed by H&F in August 2017 and are based on estimates of expected cash payments to the prior sellers based on specified targets for the return on the original capital investment.
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
(f)Represents costs directly associated with acquisitions and acquisition-related integration activities. For fiscal year 2020, the costs relate primarily to third-party consultant and information technology integration costs directly related to the Company’s acquisition of Control4 in August 2019. These costs also include certain restructuring costs (e.g., severance) and other third-party transaction advisory fees associated with the acquisitions.
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

The following table presents the calculation of Contribution Margin:

	For the Years Ended
	December 31, 2021	December 25, 2020

Net sales	$1,008,013	$814,113
Cost of sales, exclusive of depreciation and amortization(a)	599,923	474,778
Net sales less cost of sales, exclusive of depreciation and amortization	$408,090	$339,335
Contribution Margin	40.5%	41.7%

(a)Cost of sales, exclusive of depreciation and amortization, for fiscal years 2021 and 2020, excludes depreciation and amortization of $56,581 and $57,972, respectively.

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

The following table presents a reconciliation of net cash (used in) provided by operating activities to Free Cash Flow for the periods presented:

	For the Years Ended
	December 31, 2021	December 25, 2020
	(in thousands)
Net cash (used in) provided by operating activities	$(30,415)	$64,227
Purchases of property and equipment	(10,004)	(10,245)
Free Cash Flow	$(40,419)	$53,982

Basis of Presentation and Key Components of Results of Operations

Net Sales

We generate net sales by selling hardware products to our integrators both with and without embedded software, which are then resold to end consumers, typically in the installation of an audio/video, IT, smart-home, or surveillance-related package. We act both as a principal in selling proprietary products, and as an agent in selling certain third-party products through strategic partnerships with outside suppliers. In addition, we generate a small but growing percentage of our revenue through recurring revenue from subscription services associated with product sales including hosting services, technical support, and access to unspecified software updates and upgrades. Revenue is recognized when the integrator obtains control of the product, which occurs upon shipment, in an amount that reflects the consideration expected to be received in exchange for those products net of estimated discounts, rebates, returns, allowances and any taxes collected and remitted to government authorities. Revenue allocated to subscription services is recognized over time as services are provided. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Policies — Revenue Recognition.”

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

Selling, general and administrative expenses

Selling, general and administrative costs include payroll and related costs, occupancy costs, costs related to warehousing, distribution, outbound shipping to integrators, credit card processing fees, warranty, purchasing, advertising, research and development, non-income-based taxes, equity-based compensation, acquisition-related expenses, compensation expense for payouts in lieu of TRA participation and other corporate overhead costs. We expect that our selling, general and administrative expenses will increase at a growth rate below net sales growth when adjusted for one-time expenses, in future periods as we continue to grow, and due to additional legal, accounting, insurance and other expenses that we are incurring as a public company, including compliance with the Sarbanes-Oxley Act.

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

Interest expense

Interest expense includes interest expense on debt, including term loans and revolving credit facilities (each of which is described in more detail below under “— Liquidity and Capital Resources — Debt Obligations”), as well as the non-cash amortization of deferred financing costs.

Loss on extinguishment of debt

Loss on extinguishment of debt includes costs related to the write-off of unamortized debt issuance costs.

Other (expense) income, net

Other (expense) income, net includes interest income, foreign currency remeasurement, TRA liability adjustments and transaction gains and losses.

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

	For the Years Ended
	December 31, 2021	% of Net sales	December 25, 2020	% of Net sales
	($ in thousands)
Net Sales	$1,008,013	100.0%	$814,113	100.0%
Costs and expenses:
Cost of sales, exclusive of depreciation and amortization	599,923	59.5%	474,778	58.3%
Selling, general and administrative expenses	350,252	34.7%	267,240	32.8%
Depreciation and amortization	56,581	5.6%	57,972	7.1%
Total costs and expenses	1,006,756	99.9%	799,990	98.3%
Income from operations	1,257	0.1%	14,123	1.7%
Other expenses (income):
Interest expense	33,162	3.3%	45,529	5.6%
Loss on extinguishment of debt	12,072	1.2%	—	—%
Other expense (income), net	(878)	(0.1)%	(1,827)	(0.2)%
Total other expenses	44,356	4.4%	43,702	5.4%
Loss before income taxes	(43,099)	(4.3)%	(29,579)	(3.6)%
Income tax benefit	(6,642)	(0.7)%	(4,351)	(0.5)%
Net loss	(36,457)	(3.6)%	(25,228)	(3.1)%
Net loss attributable to noncontrolling interest	(55)	0.0%	(344)	0.0%
Net loss attributable to Company	$(36,402)	(3.6)%	$(24,884)	(3.1)%

Fiscal Year 2021, Compared to Fiscal Year 2020

Net Sales

	For the Years Ended
	December 31, 2021	December 25, 2020	$ Change	% Change

Net Sales	$1,008,013	$814,113	$193,900	23.8%
Net sales increased by $193.9 million, or 23.8%, in fiscal year 2021, compared to fiscal year 2020. The 53rd week in fiscal year 2021 added approximately $17.9 million in net sales. Excluding the 53rd week, net sales increased approximately 21.6%. Growth was strong across geographies, markets and product categories as we added new integrators and increased spend per integrator. Additionally, in the prior year net sales were affected by initial declines in demand due to the impact of COVID-19. Growth was also driven by the benefit of ownership of Access Networks and the cumulative ramp of eight local branches opened since the end of the fourth quarter of fiscal year 2020. Additionally, the Company benefited from two price increases enacted across its proprietary product portfolio in the first and third quarters of fiscal year 2021. While supply chain challenges represented a headwind in the year, the Company took proactive measures to mitigate and deliver for its integrators.

Cost of Sales, exclusive of depreciation and amortization

	For the Years Ended
	December 31, 2021	December 25, 2020	$ Change	% Change
	($ in thousands)
Cost of sales, exclusive of depreciation and amortization	$599,923	$474,778	$125,145	26.4%
As a percentage of net sales	59.5%	58.3%

Cost of sales, exclusive of depreciation and amortization, increased $125.1 million, or 26.4%, in fiscal year 2021, compared to fiscal year 2020, primarily driven by higher sales volume. As a percentage of net sales, cost of sales, exclusive of depreciation and amortization, increased to 59.5% in the current period from 58.3% in the prior period. The increase in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales, was primarily due to growth in third-party product sales outpacing growth of proprietary product sales as we further execute our omni-channel strategy by opening local branches which typically sell more third-party product than proprietary product. Additionally, supplier costs and inbound freight costs increased due to ongoing supply chain pressures. This increase in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales resulted in a lower Contribution Margin of 40.5% for fiscal year 2021, compared to 41.7% for fiscal year 2020.

Selling, General and Administrative (“SG&A”) Expenses

	For the Years Ended
	December 31, 2021	December 25, 2020	$ Change	% Change
	($ in thousands)
Selling, general and administrative expenses	$350,252	$267,240	$83,012	31.1%
As a percentage of net sales	34.7%	32.8%

Selling, general and administrative expenses increased $83.0 million, or 31.1%, in fiscal year 2021, compared to fiscal year 2020. The increase in selling, general and administrative expenses was primarily due to the recognition of $21.5 million in equity-based compensation expenses and $10.9 million in compensation costs paid to certain pre-IPO owners for their interests in lieu of their participation in the TRA entered into in connection with the IPO. The remaining increase in selling, general and administrative expenses was due to increases in variable operating expenses (including outbound shipping, credit card processing fees and warranty) driven by higher sales volume, increased costs associated with becoming and operating as a public company, ongoing investments to support strategic growth initiatives, and a return to normalized spending levels when compared to cost reduction actions taken to mitigate the impacts of the COVID-19 pandemic in fiscal year 2020.

Depreciation and Amortization

	For the Years Ended
	December 31, 2021	December 25, 2020	$ Change	% Change
	($ in thousands)
Depreciation and amortization	$56,581	$57,972	$(1,391)	(2.4)%
As a percentage of net sales	5.6%	7.1%

Depreciation and amortization expenses decreased by $1.4 million, or 2.4%, in fiscal year 2021, compared to fiscal year 2020. Depreciation expense decreased primarily due to certain software assets that became fully depreciated during fiscal year 2020, offset by an increase in amortization expense associated with intangible assets acquired.

Interest Expense

	For the Years Ended
	December 31, 2021	December 25, 2020	$ Change	% Change
	($ in thousands)
Interest expense	$33,162	$45,529	$(12,367)	(27.2)%
As a percentage of net sales	3.3%	5.6%

Interest expense decreased by $12.4 million, or 27.2%, in fiscal year 2021, compared to fiscal year 2020. The decrease was primarily driven by lower average borrowing rates on our debt and a lower average outstanding balance on our revolving credit facility and term loans in the current period.

Loss on extinguishment of debt

	For the Years Ended
	December 31, 2021	December 25, 2020	$ Change	% Change
	($ in thousands)
Loss on extinguishment of debt	$12,072	$—	$12,072	—%
As a percentage of net sales	1.2%	—%

Loss on extinguishment of debt increased by $12.1 million in fiscal year 2021, compared to fiscal year 2020. The increase was related to write-off of unamortized debt issuance costs, $6.6 million of which was due to a portion of the term loan being repaid from the net proceeds of the IPO on August 4, 2021, and $5.5 million due to the extinguishment of the Old Credit Agreement on December 8, 2021.

Other Expense (Income), net

	For the Years Ended
	December 31, 2021	December 25, 2020	$ Change	% Change
	($ in thousands)
Other expense (income)	$(878)	$(1,827)	$949	(51.9)%
As a percentage of net sales	(0.1)%	(0.2)%

Other expense (income) increased by $0.9 million, or 51.9%, in fiscal year 2021, compared to fiscal year 2020, primarily due to a gain on the sale of a business in the prior year.

Income Tax Benefit

	For the Years Ended
	December 31, 2021	December 25, 2020	$ Change	% Change
	($ in thousands)
Income tax benefit	$(6,642)	$(4,351)	$(2,291)	52.7%
As a percentage of net sales	(0.7)%	(0.5)%

Income tax benefit increased by $2.3 million, or 52.7%, in fiscal year 2021, compared to fiscal year 2020. The effective tax rate for fiscal year 2021, was a benefit of 15.4% compared to a benefit of 14.9% for fiscal year 2020. The change in the effective tax rate for fiscal year 2021, and the difference from the U.S. federal statutory rate of 21%, was primarily the result of one-time transaction costs, a payment to pre-IPO owners in lieu of TRA participation, the permanent disallowance of stock compensation, and the adjustment of deferred tax liabilities and the benefit of certain tax credits.

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

We have historically funded our operations and acquisitions primarily through internally generated cash on hand and our Credit Facilities, except for the acquisition of Control4 which was partially funded by a capital contribution from the Former Parent Entity. Most recently, we completed our IPO of 13.9 million shares of our common stock, and on August 18, 2021, we completed the sale of 1.2 million shares of additional common stock to the underwriters pursuant to their option to purchase additional shares, at an offering price of $18.00 per share. We raised net proceeds of $249.2 million through the IPO, after deducting underwriting discounts and other offering costs of $21.2 million.

Working Capital, Excluding Deferred Revenue

The following table summarizes our cash, cash equivalents, accounts receivable and working capital, which we define as current assets minus current liabilities excluding deferred revenue, for the periods indicated:

	As of
	December 31, 2021	December 25, 2020
	(in thousands)
Cash and cash equivalents	$40,577	$77,458
Accounts receivable, net	$52,620	$49,363
Working capital, excluding deferred revenue	$208,433	$141,476

Our cash and cash equivalents as of December 31, 2021, are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that reduce the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

We believe that our existing cash and cash equivalents, together with expected cash flow from operating activities, will be sufficient to fund our operations and capital expenditure requirements for the next 12 months. Beyond the next 12 months, our primary capital requirements primarily consist of required principal and interest payments on long-term debt and lease payments under non-cancelable lease commitments as further described in Notes 8 and 16 to our Consolidated Financial Statements. If cash provided by operating activities and borrowings under our Credit Agreement are not sufficient or available to meet our short and long-term capital requirements, then we may consider additional equity or debt financing in the future. There can be no assurance debt or equity financing will be available to us if we need it or, if available, the terms will be satisfactory to us. Our sources of liquidity could be affected by factors described under “Risk Factors.”

Debt Obligations

On December 8, 2021, we entered into a Credit Agreement with various financial institutions consisting of a $465.0 million aggregate principal amount New Term Loan maturing in seven years and a $100.0 million New Revolving Credit Facility (which includes borrowing capacity available for letters of credit) maturing in five years.

Borrowings under the New Term Loan will bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the federal funds effective rate, (b) the prime rate and (c) the eurocurrency rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a eurocurrency rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs; provided that such rate is not lower than a floor of 0.50%.

Borrowings under the New Revolving Credit Facility will bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the federal funds effective rate, (b) the prime rate and (c) the eurocurrency rate determined by reference to the cost of funds adjusted for certain additional costs, plus 1.00%; provided such rate is not lower than a floor of 1.00% or (2) a eurocurrency rate determined by reference to the applicable cost of funds for such borrowing adjusted for certain additional costs; provided such rate is not lower than a floor of zero.

The New Term Loan amortizes in fixed equal quarterly installments in an amount equal to 1.0% per annum of the total aggregate principal amount thereof immediately after borrowing, with the balance due at maturity. We may voluntarily prepay loans or reduce commitments under the Credit Agreement, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty (subject to customary exceptions, including prepayments of the New Term Loan in connection with a repricing transaction that is consummated prior to June 8, 2022). We may be required, with certain exceptions, to make mandatory payments under the Credit Agreement using a percentage of our annual excess cash flows or net proceeds from any non-ordinary course asset sales or certain debt issuances, if any.

The Credit Agreement contains various customary affirmative and negative covenants. We were in compliance with such covenants as of December 31, 2021.

In addition, the New Revolving Credit Facility is subject to a first lien secured net leverage ratio of 7.50 to 1.00, tested quarterly commencing with the fiscal quarter ending on or about June 30, 2022, if, and only if, the aggregate principal amount from the revolving facility loans, letters of credit (to the extent not cash collateralized or backstopped or, in the aggregate, not in excess of the greater of $10.0 million and the stated face amount of letters of credit outstanding on the initial closing date of the Credit Agreement) and swingline loans outstanding and/or issued, as applicable, exceeds 35.0% of the total amount of the New Revolving Credit Facility commitments.

On August 4, 2021, we used a portion of the net proceeds from the IPO to repay a portion of the Incremental Term Loan outstanding under the Old Credit Agreement totaling $215.9 million in principal, plus accrued interest of $1.0 million. We also incurred a charge of $6.6 million related to the write-off of unamortized debt issuance costs.

In connection with the closing of the Credit Agreement, we repaid in full approximately $451.4 million of borrowings, including accrued interest, under the Old Credit Agreement. The term loan and revolving credit facilities and related agreements and documents under the Old Credit Agreement were terminated upon the effectiveness of the Credit Agreement.

Historical Cash Flows

The following table sets forth our cash flows for fiscal years 2021 and 2020:

	For the Year Ended
	December 31, 2021	December 25, 2020
	(in thousands)
Net cash (used in) provided by operating activities	$(30,415)	$64,227
Net cash used in investing activities	$(37,383)	$(9,566)
Net cash provided by (used in) financing activities	$31,837	$(10,863)

Operating Activities

Net cash used in operating activities was $30.4 million in fiscal year 2021, as compared to net cash provided of $64.2 million in fiscal year 2020, a decrease of $94.6 million. The change from cash provided by operating activities to cash used in operating activities was primarily attributable to a net increase in cash used for operating assets and liabilities related to the strategic use of the balance sheet to protect against supply chain uncertainty, including an increase in cash used in inventory of $59.7 million and an increase in prepaid vendor deposits of $15.2 million. These increases in cash used were partially offset by an increase in cash provided of $17.2 million from equity-based compensation and loss on extinguishment from debt of $12.1 million. Additionally, in the prior year, we managed our working capital position more rigorously in response to the initial impact of the COVID-19 pandemic by increasing focus on collections of accounts receivable, managing inventory levels, and negotiating extended payment terms with vendors, resulting in increased cash flow from operations in fiscal year 2020.

Investing Activities

Net cash used in investing activities was $37.4 million in fiscal year ended 2021, as compared to $9.6 million in fiscal year 2020, an increase of $27.8 million. The increase in net cash used in investing activities for fiscal year 2021 was primarily due to the acquisition of Access Networks in the second quarter of 2021.

Financing Activities

Net cash provided by financing activities was $31.8 million for fiscal year 2021, compared to net cash used in financing activities of $10.9 million in fiscal year 2020, an increase of $42.7 million. The increase in net cash provided by financing activities for fiscal year 2021, was due to net proceeds from our IPO of $249.2 million, a portion of which we used to pay down and refinance long-term debt. Additionally, in the prior period, net cash used in financing activities included payments on long-term debt and net payments and proceeds related to the Old Revolving Credit Facility.

Off-Balance Sheet Arrangements

As of December 31, 2021 and December 25, 2020, we had off-balance sheet arrangements totaling $4.9 million related to our outstanding letters of credit as further described in Note 8 of the Notes to the Consolidated Financial Statements.

Contractual Obligations

Debt Obligations

On August 4, 2021, we used a portion of the net proceeds from the IPO to repay a portion of the incremental term loan outstanding under the Old Credit Agreement totaling $215.9 million, plus accrued interest of $1.0 million. See Note 8 of the Notes to the Consolidated Financial Statements for more information regarding the repayment. On December 8, 2021, we entered into our Credit Agreement with various financial institutions consisting of a $465.0 million New Term Loan and our $100.0 million New Revolving Credit Facility.

In connection with the closing of the Credit Agreement, we repaid in full approximately $451.4 million of borrowings, including accrued interest, under the Old Credit Agreement. The term loan and revolving credit facilities and related agreements and documents under the Old Credit Agreement were terminated upon the effectiveness of the Credit Agreement.

Tax Receivable Agreement

On July 29, 2021, we executed the TRA with the TRA Participants. The TRA provides for the payment by us to the TRA Participants of 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we actually realize, or are deemed to realize (calculated using certain assumptions), as a result of the utilization of such tax benefits, including certain tax benefits attributable to payments under the TRA. See Note 15 of the Notes to the Consolidated Financial Statements for more information regarding the TRA.

Contingent Valuation Rights (“CVRs”)

In connection with the acquisition of Snap One by H&F, we issued CVRs to the sellers. Each CVR gives the holder the ability to earn cash payments based on the return of H&F’s original investment hitting stated thresholds in relation to the proceeds received from disposition of H&F’s initial ownership units, which collectively entitle the sellers to receive from us, in certain circumstances, payments in an aggregate of up to $25 million. The CVRs were issued at two thresholds. The first CVR is payable to the holders when H&F’s return on investment grows to between 2.25 and 2.5 times H&F’s original investment. The second CVR is payable to the holders when H&F’s return on investment grows to between 2.5 and 2.67 times H&F’s original investment. Beginning on September 24, 2021, we have recorded CVR obligations at fair value utilizing the Monte Carlo simulation in an option-pricing framework. Adjustments to the fair value of CVR liabilities are included in selling, general and administrative expenses in our consolidated statement of operations. See Note 9 of the Notes to the Consolidated Financial Statements for more information regarding CVRs.

Lease Commitments

The Company leases offices, warehouse space, and distribution centers. These leases are classified as operating leases with various expiration dates through 2032. See Note 16 of the Notes to the Consolidated Financial Statements for more information regarding Lease Commitments.

Seasonality

Our business experiences a moderate amount of seasonality. Sales activity is generally highest in the second quarter when our outdoor solutions, which include outdoor audio, video, surveillance and access points, come into season. Sales continue to be strong in the third and fourth quarters due to end consumers’ desire to complete home projects prior to the holidays, followed by a modest slowdown in sales activity in the first quarter due to reduced integrator activity following the holiday season. Additionally, we generally experience a modest sales lift at the end of each calendar quarter as integrators seek to meet loyalty program spend thresholds.

Critical Accounting Estimates and Policies

Our accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this Form 10-K. Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, expenses and related disclosures during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our most critical accounting estimates and policies are summarized below.

Revenue Recognition

We sell hardware products to professional integrators, who then resell the products to end consumers, typically in the installation of an audio/video, information technology, smart-home or surveillance-related package. In certain instances, we sell specific products directly to end consumers. Our products consist of hardware products with and without embedded software, as well as third-party products. We provide services associated with product sales including the ability to access our hosted OvrC application (“hosting”), technical support, subscription services and access to unspecified software updates and upgrades. The OvrC application provides customers and integrators with a cloud-based remote management and monitoring platform to assist end consumers. These services are typically provided at no additional charge to the customer.

For product sales, revenue is recognized when the integrator or, in the case of direct sales, customer obtains control of the product, which occurs upon shipment, in an amount that reflects the consideration expected to be received in exchange for those products. For services, revenue is recognized ratably over the contract period in an amount that reflects the consideration expected to be received in exchange for those services as the integrator or customer receives such services on a consistent basis throughout the contract period. The technical support represents a series of distinct performance obligations that have the same pattern of transfer to the integrator or customer, and thus are recognized as a single performance obligation ratably over the estimated life of the related product.

Our contracts with integrators, distributors and retailers can include promises to transfer multiple products and services. Determining whether multiple products and services are considered distinct performance obligations that should be accounted for separately rather than as a combined performance obligation can require significant judgment.

For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation based on the relative standalone selling price (“SSP”). Judgment is required to determine the SSP for each distinct performance obligation that is not sold separately, including technical support, customer reward programs, unspecified software updates and upgrades and hosting. In instances where SSP is not directly observable, the primary method used to estimate the SSP is the expected cost plus an estimated margin approach, under which we forecast the expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct service based on margins for similar services sold on a standalone basis.

For hardware products sold with embedded software, the products are dependent on, and highly interrelated with, the underlying software, and accounted for as a single performance obligation with revenue recognized at the point in time when control is transferred to the integrator or customer, which is at the time the product is shipped. In cases where there is more than one performance obligation, a portion of the transaction price is allocated to hosting, unspecified software updates and upgrades and technical support based on a relative stand-alone selling price method, as these services are provided at no additional charge. The allocated transaction price and corresponding revenue is deferred at the time of sale and recognized ratably over the estimated life of the related devices as this method best depicts the progress towards the completion of the related performance obligation.

We offer a subscription service that allows end consumers to control and monitor their homes remotely and allows the end consumer’s respective integrator to perform remote diagnostic services. With a subscription, the integrator simultaneously receives and consumes the benefits provided by us throughout the subscription period as we make the service available for use. There is a single performance obligation associated with the subscription services and the related revenue is deferred and recognized ratably over the contract period, which is typically one year, as this method best depicts the progress towards the completion of the related performance obligation.

We generate our revenue from the sale of products and services primarily as a principal, and for certain third-party product sales, as an agent. We have determined that we are the agent for such third-party product sales where the supplier is the party responsible for ensuring fulfillment of the orders, has the obligation to mitigate any issues the customers may have with the products and has the discretion in establishing the price for the products. In such cases, we do not control the promised good before it is transferred. We record sales for which we act as an agent on a net basis.

We have various customer rewards programs (“marketing incentive programs”), which enable participants to earn points for qualifying rewards. The points are redeemed for rewards, including various prizes or product credits for future purchases. The marketing incentive programs provide the integrator or customer a material right and gives rise to a separate performance obligation. The related revenue and expense incurred are recognized at the time of redemption, expiration or forfeiture, as that is the point at which the performance obligation related to this incentive program is satisfied.

Certain integrators or customers may receive cash-based incentives or credits (“volume rebates”) which are accounted for as variable consideration. We record reductions to revenue for integrator incentives at the time of the initial sale, which is based on estimates of the sales volume customers will reach during the measured period. Revenue is recognized net of estimated discounts, rebates, returns, allowances and any taxes collected from integrators or customers, which are subsequently remitted to governmental authorities. We estimate the reduction to sales and cost of sales for returns based on current sales levels and historical return trends.

Share-Based Compensation

Former Parent Entity Incentive Plan — In October 2017, the Former Parent Entity approved the 2017 Plan pursuant to the Former Parent Entity’s partnership agreement (“Partnership Agreement”), which established the terms and provided for grants of certain incentive units to employees, officers, directors, consultants, and advisors of the Former Parent Entity containing service-based and/or market-based vesting criteria. Class B-1 Incentive Units (“B-1 Units”) issued under the

2017 Plan vest in installments over a five-year period, subject to the grantee’s continued employment or service. Class B-2 Incentive Units (“B-2 Units” and collectively with the B-1 Units, “Incentive Units”) issued under the 2017 Plan contain both service conditions consistent with the B-1 Units and market-based vesting conditions that require the achievement of a specified return hurdle to the controlling shareholders in order to vest.

The grant date fair value of all Incentive Units is estimated using the Black-Scholes option pricing model and is not remeasured. The pricing model requires assumptions, which include the expected holding period, the risk-free rate of return, the expected dividend yield, discount for lack of marketability and expected volatility of the units over the expected life, which significantly impacts the fair value. We account for forfeitures as they occur. In connection with the IPO, all Incentive Units were replaced with restricted stock awards or exchanged into shares of our common stock. See Note 13 to the Notes to the Consolidated Financial Statements for more information regarding Incentive Units and the Equity Award Conversion.

2021 Incentive Plan — On July 16, 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”) in order to provide a means through which to attract, retain and motivate key personnel. Awards available for grant under the 2021 Plan include non-qualified and incentive stock options, restricted shares of our common stock, other equity-based awards tied to the value of our common stock and cash-based awards. The fair value of restricted stock awards and units granted are based on the Company’s closing stock price on the date of grant. The Company also granted Time-based and Market-based options. The Company recognizes share based compensation expense based on the fair value of the awards at the grant date. The Company utilized the Black-Scholes option pricing model to estimate the fair value of the Time-based Options. The Company used a Monte Carlo simulation to estimate the fair value and derived service period of the Market-based Options. Significant assumptions included in these models were the risk-free interest rate, the expected volatility, and the expected dividend yield. Volatility was estimated based on historical volatility of comparable companies. The average expected term for the Market-based Options was derived based on an average of the outcomes of various scenarios performed under the Monte Carlo simulation. Both pricing models require various highly judgmental assumptions including volatility and expected option term. If any of the assumptions used in the models change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. See Note 13 to the Notes to the Consolidated Financial Statements for more information regarding stock based compensation.

Income Taxes

We estimate certain components of our provision for income taxes. Our estimates and judgments include, among other items, the calculations used to determine the deferred tax asset and liability balances, effective tax rates for state, local and foreign income taxes, uncertain tax positions, amounts deductible for tax purposes, and related reserves. We adjust our annual effective income tax rate as additional information on outcomes or events becomes available. Further, our assessment of uncertain tax positions requires judgments relating to the amounts, timing and likelihood of resolution.

We account for income taxes under the liability method whereby deferred tax assets and liabilities are measured using enacted tax laws and rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effects on deferred tax assets and liabilities of subsequent changes in the tax laws and rates are recognized in income during the year the changes are enacted.

In assessing the realizability of deferred tax assets, we consider whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

We follow the applicable authoritative guidance with respect to the accounting for uncertainty in income taxes recognized in our consolidated financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. We record any interest and penalties associated as additional income tax expense in the consolidated statements of operations. See Note 14 to the Notes to the Consolidated Financial Statements for further information.

Tax Receivable Agreement

On July 29, 2021, we executed a TRA with the TRA Participants that provides for payment by the Company to the TRA Participants of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company utilizes in the future from net operating losses and certain other tax benefits that arose prior to the IPO. We recognize this contingent liability in our consolidated financial statements when incurrence of the liability becomes probable and amounts are reasonably estimable. The TRA liability is an estimate and estimating the amount of payments that may be made under the TRA is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount, character and timing of the Company’s income. Subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other (expense) income, net.

Business Combinations

All of our acquisitions have been accounted for under ASC 805, Business Combinations. Accordingly, the accounts of the acquired companies, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the consolidated financial statements from their respective dates of acquisition. We record purchase price in excess of amounts allocated to identifiable assets and liabilities as goodwill. Goodwill includes, but is not limited to, the value of the workforce in place, ability to generate profits and cash flows, and an established going concern.

Customer relationships have been valued using the multi-period excess earnings method, a derivative of the income approach. The multi-period excess earnings method estimates the discounted net earnings attributable to the customer relationships that were acquired after considering items, such as possible customer attrition. Estimated useful lives were determined based on the length and trend of projected cash flows. The length of the projected cash flow period was determined based on how quickly the customer relationships are expected to amortize, which is based on our historical experience in renewing and extending similar customer relationships and future expectations for renewing and extending similar existing customer relationships. The useful life of the customer relationships intangible assets represents the number of years over which we expect the customer relationships to economically contribute to the business.

The trade names have been valued using the relief from royalty method under the income approach to estimate the cost savings that will accrue to us, which we would otherwise have to pay royalties or license fees on revenue earned through the use of the assets. Estimated useful lives were determined based on management’s estimate of the period the name will be in use.

Technology has been valued using the relief from royalty method to value technology related to three major categories: Other Home Automation, Lighting, and Speakers. The relief from royalty method, a derivative of the income approach, was used to estimate the cost savings that will accrue to us, which we would otherwise have to pay royalties or license fees on revenue earned through the use of the asset. Estimated useful lives were determined based on management’s estimate of the period the technology will be in use.

Inventories, Net

Inventory is stated at the lower of cost or net realizable value, cost being determined under the moving- average method of inventory, first-in, first-out (FIFO) basis of inventory and specific identification basis of inventory. Inventory costs include the net acquisition cost from the factory, the cost of transporting the product to our warehouses and product assembly costs. Reserves for slow-moving and obsolete inventories are provided on historical experience, inventory aging and product demand. Our reserve estimates require us to make assumptions based on the current rate of sales, age, salability of inventory and profitability of inventory, all of which may be affected by changes in our product mix and consumer preferences. We do not believe there is a reasonable likelihood that there will be a material change in the assumptions we use to calculate our inventory reserves. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses or gains that could be material. We evaluate the adequacy of these reserves and make adjustments to reserves, as required.

Goodwill and Intangible Assets

Goodwill and identifiable indefinite lived intangible assets have historically been tested for impairment annually as of the end of the third quarter of each fiscal year, or more frequently upon the occurrence of certain events or substantive changes in circumstances that indicate impairment is more likely than not. During the current year, we changed the date of the annual impairment test from the last day of the third quarter to the first day of the fourth quarter of each year. This change is preferable because it aligns our impairment testing procedures with our annual business planning and budgeting process and allows us to maximize time and resources required to perform the impairment analysis. We do not consider this change in impairment testing date to be a material change in the application of an accounting principle. We performed annual impairment tests for goodwill and indefinite lived intangible assets at September 24 and September 25, 2021, and concluded there was no impairment.

In assessing potential goodwill impairment, we may first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the fair value of our net assets is less than the carrying amount of our single reporting unit. If the qualitative factors indicate it is more likely than not that the fair value of net assets is less than its carrying amount, we perform a quantitative impairment test. In the quantitative assessment, we compare the fair value of the reporting unit to its carrying value. We estimate the fair value of the reporting unit using generally accepted valuation techniques which include a weighted combination of income and market approaches. The income approach incorporates a discounted future cash flows analysis with key assumptions in the cash flow model for future net sales, operating costs, working capital changes, capital expenditures and a discount rate that approximates our weighted-average cost of capital. The market approach considers our results of operations and information about our publicly traded competitors, such as earnings multiples, making adjustments to the selected competitors based on size, strengths and weaknesses, as well as publicly announced acquisition transactions.

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, we may record impairment charges in the future.

We review identifiable definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For fiscal years 2021 and 2020, we determined that there were no indicators of impairment relating to identifiable definite lived intangible assets.

Warranties

We provide assurance-type warranties on most of our proprietary products covering periods that vary between one year and the lifetime of the product. The warranties cover products that are defective under normal conditions of use and are in-line with industry standards. We estimate the costs that may be incurred under these warranties and record the liability at the time product sales are recorded. The warranty liability is primarily based on historical failure rates and costs to repair or replace the product, including any necessary shipping costs.

Contingent Valuation Rights (“CVRs”)

In connection with the acquisition of Snap One by H&F, we issued CVRs to the sellers. Each CVR gives the holder the ability to earn cash payments based on the return of H&F’s original investment hitting stated thresholds in relation to the proceeds received from disposition of H&F’s initial ownership units. The CVRs were issued at two thresholds. The first CVR is payable to the holders when H&F’s return on investment grows to between 2.25 and 2.5 times H&F’s original investment. The second CVR is payable to the holders when H&F’s return on investment grows to between 2.5 and 2.67 times H&F’s original investment. Beginning on September 24, 2021, we have recorded CVR obligations at fair value utilizing the Monte Carlo simulation in an option-pricing framework, where a range of possible scenarios are simulated, in order to determine the fair value of the CVRs. Key inputs and assumptions using a Monte-Carlo simulation include the current stock price, probabilities of exit scenarios, risk-free interest rates and equity volatility. The fair value estimate of the CVR is based, in part, on subjective assumptions and could differ materially in the future. Any future increase in the fair value of the CVR obligations, based on an increased likelihood that the underlying milestones will be achieved, and the associated payment or payments will, therefore, become due and payable, will result in a charge to selling, general and administrative expenses in the period in which the increase is determined. Similarly, any future decrease in the fair value of the CVR obligations will result in a reduction in selling, general and administrative expenses.

Recent Accounting Pronouncements

See Note 2 of the Notes to the Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Emerging Growth Company Status

We qualify as an “emerging growth company” as defined in the JOBS Act. An emerging growth company may take advantage of reduced reporting requirements that are not otherwise applicable to public companies. These provisions include, but are not limited to:

•being permitted to present only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 10-K;
•not being required to comply with the auditor attestation requirements on the effectiveness of our internal controls over financial reporting;
•reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, proxy statements and registration statements; and
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may use these provisions until the last day of our fiscal year in which the fifth anniversary of the completion of our IPO occurs (which will be December 25, 2026). However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion, or we issue more than $1.0 billion of nonconvertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.

Under the JOBS Act, emerging growth companies also can delay adopting new or revised accounting standards until such time as those standards would otherwise apply to private companies. We currently intend to take advantage of this exemption.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates and market concentration risk.

Interest Rate Risk

We are subject to interest rate risk in connection with our Credit Agreement. As of December 31, 2021, we had $465.0 million outstanding under the New Term Loan portion of the Credit Agreement. The term loans bear interest at variable rates. Each quarter point increase in the variable rates on the amounts outstanding under the Credit Agreement as of December 31, 2021 would increase annual cash interest in the aggregate by approximately $1.2 million.

Foreign Currency Exchange Risk

The majority of our net sales and operating expenses are currently denominated in U.S. dollars. An immediate 10% increase or decrease in the relative value of the U.S. dollar as compared to other currencies in the foreign jurisdictions in which we operate would not have a material effect on our operating results.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Snap One Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Snap One Holdings Corp. and subsidiaries (the "Company") as of December 31, 2021 and December 25, 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the two fiscal years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 25, 2020, and the results of its operations and its cash flows for each of the two fiscal years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
March 23, 2022

We have served as the Company's auditor since 2014.

Snap One Holdings Corp. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except par value)

	As of
	December 31, 2021	December 25, 2020
Assets
Current assets:
Cash and cash equivalents	$40,577	$77,458
Accounts receivable, net	52,620	49,363
Inventories, net	210,964	157,099
Prepaid expenses and other current assets	35,114	9,650
Total current assets	339,275	293,570

Long-term assets:
Property and equipment, net	22,603	20,208
Goodwill	580,761	559,735
Other intangible assets, net	587,192	617,616
Other assets	10,550	6,409
Total assets	$1,540,381	$1,497,538

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$3,488	$21,149
Accounts payable	72,781	68,941
Accrued liabilities	75,517	80,658
Total current liabilities	151,786	170,748

Long-term liabilities:
Long-term debt, net of current portion	449,256	630,864
Deferred income tax liabilities, net	48,555	55,518
Tax receivable agreement liability	112,406	—
Other liabilities	30,103	22,669
Total liabilities	792,106	879,799

Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.01 par value, 500,000 shares authorized; 74,427 shares issued and outstanding as of December 31, 2021 and 59,217 shares issued and outstanding at December 25, 2020	744	592
Preferred stock, $0.01 par value; 50,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	826,718	659,093
Accumulated deficit	(79,420)	(43,018)
Accumulated other comprehensive (loss) income	(28)	756
Company’s stockholders’ equity	748,014	617,423
Noncontrolling interest	261	316
Total stockholders’ equity	748,275	617,739
Total liabilities and stockholders’ equity	$1,540,381	$1,497,538
See accompanying Notes to the Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries

Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Years Ended
	December 31, 2021	December 25, 2020
Net sales	$1,008,013	$814,113
Costs and expenses:
Cost of sales, exclusive of depreciation and amortization	599,923	474,778
Selling, general and administrative expenses	350,252	267,240
Depreciation and amortization	56,581	57,972
Total costs and expenses	1,006,756	799,990
Income from operations	1,257	14,123
Other expenses (income):
Interest expense	33,162	45,529
Loss on extinguishment of debt	12,072	—
Other expense (income), net	(878)	(1,827)
Total other expenses	44,356	43,702
Loss before income taxes	(43,099)	(29,579)
Income tax benefit	(6,642)	(4,351)
Net loss	(36,457)	(25,228)
Net loss attributable to noncontrolling interest	(55)	(344)
Net loss attributable to Company	$(36,402)	$(24,884)

Net loss per share, basic and diluted	$(0.56)	$(0.42)
Weighted average shares outstanding, basic and diluted	65,541	58,865
See accompanying Notes to the Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	For the Years Ended
	December 31, 2021	December 25, 2020
Net loss	$(36,457)	$(25,228)
Other comprehensive loss net of tax:
Foreign currency translation adjustments	(784)	795
Comprehensive loss	(37,241)	(24,433)
Comprehensive loss attributable to noncontrolling interest	(55)	(344)
Comprehensive loss attributable to Company	$(37,186)	$(24,089)
See accompanying Notes to the Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Accumulated Deficit		Noncontrolling Interest	Total Stockholders’ Equity
Balance - December 25, 2020	59,217	$592	$659,093	$(43,018)	$756	$316	$617,739
Net loss	—	—	—	(36,402)	—	(55)	(36,457)
Equity Contributions	—	—	10,025	—	—	—	10,025
Foreign currency translation adjustments	—	—	—	—	(784)	—	(784)
Equity-based compensation	—	—	21,522	—	—	—	21,522
Issuance of common stock for initial public offering, net of offering costs	15,021	150	249,004	—	—	—	249,154
Issuance of common stock pursuant to equity incentive plans	189	2	(2)	—	—	—	—
Establishment of income tax receivable liability	—	—	(112,681)	—	—	—	(112,681)
Other	—	—	(243)	—	—	—	(243)
Balance - December 31, 2021	74,427	$744	$826,718	$(79,420)	$(28)	$261	$748,275

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Accumulated Deficit		Noncontrolling Interest	Total Stockholders’ Equity
Balance - December 27, 2019	58,140	$581	$654,420	$(18,134)	$(39)	$99	$636,927
Net loss	—	—	—	(24,884)	—	(344)	(25,228)
Equity Contributions	—	—	400	—	—	561	961
Foreign currency translation adjustments	—	—	—	—	795	—	795
Equity-based compensation	—	—	4,284	—	—	—	4,284
Additional share issuance	1,077	11	(11)	—	—	—	—
Balance - December 25, 2020	59,217	$592	$659,093	$(43,018)	$756	$316	$617,739
See accompanying Notes to the Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended
	December 31, 2021	December 25, 2020
Cash flows from operating activities:
Net loss	$(36,457)	$(25,228)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	56,581	57,972
Amortization of debt issuance costs	5,053	6,101
Loss on extinguishment of debt	12,072	—
Unrealized loss on interest rate cap	—	5
Deferred income taxes	(7,977)	(5,423)
Gain on sale of business	—	(979)
Loss on sale and disposal of property and equipment	437	29
Equity-based compensation	21,522	4,284
Bad debt expense	801	1,094
Fair value adjustment to contingent value rights	4,900	800
Valuation adjustment to TRA liability	(275)	—
Change in operating assets and liabilities:
Accounts receivable	(2,956)	(4,231)
Inventories	(51,844)	7,862
Prepaid expenses and other assets	(27,407)	1,932
Accounts payable and accrued liabilities	(4,865)	20,009
Net cash (used in) provided by operating activities	(30,415)	64,227
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(26,025)	—
Purchases of property and equipment	(10,004)	(10,245)
Issuance of notes receivable	(925)	—
Proceeds from sale of business	—	600
Other	(429)	79
Net cash used in investing activities	(37,383)	(9,566)
Cash flows from financing activities:
Proceeds from long-term debt	465,000	—
Payments on long-term debt	(672,608)	(6,824)
Payments of debt issuance costs	(9,709)	—
Proceeds from revolving credit facility	—	52,000
Payments on revolving credit facility	—	(57,000)
Proceeds from initial public offering, net of offering costs	249,154	—
Proceeds from capital contributions	—	961
Net cash provided by (used in) financing activities	31,837	(10,863)
Effect of exchange rate changes on cash and cash equivalents	(920)	483
Net (decrease) increase in cash and cash equivalents	(36,881)	44,281
Cash and cash equivalents at beginning of the period	77,458	33,177
Cash and cash equivalents at end of the period	$40,577	$77,458
Supplementary cash flow information:
Cash paid for interest	$34,273	$42,845
Cash paid for taxes, net	$2,065	$217
Noncash investing and financing activities:
Noncash tax receivable agreement liability	$112,681	$—
Noncash equity contribution	$10,025	$428
Capital expenditure in accounts payable	$775	$140
See accompanying Notes to the Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

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

Initial Public Offering — On July 30, 2021, the Company completed its initial public offering (“IPO”) of 13,850 shares of its common stock, and on August 18, 2021, completed the sale of 1,171 shares of additional common stock to the underwriters pursuant to their option to purchase additional shares, at an offering price of $18.00 per share. The Company raised net proceeds of $249,154 through the IPO, after deducting underwriting discounts and other offering costs of $21,219. During the year ended December 31, 2021, the Company expensed $4,755 of IPO costs. The Company’s registration statement on Form S-1 (File No. 333-257624) relating to its IPO was declared effective by the Securities and Exchange Commission (“SEC”) on July 27, 2021.

2.Significant Accounting Policies

Basis of Presentation — The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and all subsidiaries required to be consolidated. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

The Company’s fiscal year is the 52 or 53-week period that ends on the last Friday of December. Fiscal year 2021 is a 53-week period and fiscal year 2020 was a 52-week period.

Use of Accounting Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Accordingly, the actual amounts could differ from those estimates. If actual amounts differ from estimates, revisions are included in the consolidated statements of operations in the period the actual amounts become known.

Significant estimates relied upon in preparing these consolidated financial statements include, but are not limited to, the amortization period associated with customer relationships, estimated standalone selling prices associated with products that contain distinct performance obligations not sold separately, warranty reserves, excess and obsolete inventory reserves, impairment of long-lived assets, impairment of indefinite lived intangibles and goodwill, assumptions related to the valuation of CVRs and equity awards, the valuation allowance associated with deferred tax assets, and the valuation of assets and liabilities associated with acquisitions. If actual amounts differ from estimates, revisions are included in the consolidated statements of operations in the period the actual amounts become known.

Segment Information — Operating segments are identified as components of an enterprise for which discrete financial information is available for evaluation by the chief operating decision-maker, or CODM, in making decisions regarding resource allocation and assessing performance. The Company’s CODM is its Chief Executive Officer. The Company’s CODM views its operations and manages the business as a single operating segment and reportable segment.

Fair Value Measurements — GAAP defines fair value as the price that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

Level 1—Valuations based on unadjusted quoted prices for identical instruments in active markets that are available as of the measurement date.

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

This fair value hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company’s financial instruments that are remeasured at fair value on a recurring basis include CVRs and the interest rate cap (see Note 9). Additionally, cash and cash equivalents, accounts receivable, net, prepaid expenses, accounts payable, and accrued liabilities are classified as Level 1 and the carrying value of these assets and liabilities approximate their fair value due to the short-term nature of these financial instruments. See Note 9 for further details on fair value measurements.

Certain non-financial assets, such as property and equipment, goodwill and other intangible assets, are adjusted to fair value when an impairment charge is recognized using predominantly Level 2 and Level 3 inputs.

Cash and Cash Equivalents — The Company considers all cash on hand, credit card receivables, and short-term investments with original maturities of three months or less to be cash and cash equivalents.

Accounts Receivable, Net — Accounts receivable are recorded at the invoiced amount less allowances for doubtful accounts and do not bear interest. The allowance for nonpayment by customers is based on the creditworthiness and historical payment experience of the Company’s customers, age of receivables and current market conditions. Provisions for uncollectible receivables are recorded in selling, general and administrative expenses in the consolidated statements of operations. The Company writes off accounts receivable balances to the allowance for doubtful accounts when it becomes likely that they will not be collected.

Changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2021 and December 25, 2020 are as follows:

Allowance for doubtful accounts - December 27, 2019	$2,136
Bad debt expense	1,094
Write-offs	(877)
Allowance for doubtful accounts - December 25, 2020	$2,353
Bad debt expense	801
Write-offs	(686)
Allowance for doubtful accounts - December 31, 2021	$2,468

Concentration of Credit Risk — The Company’s cash and cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Certain balances in cash and cash equivalents exceed the Federal Deposit Insurance Corporation limit of $250. The Company believes credit risk related to these deposits is minimal. Accounts receivable are derived from revenue earned from customers. For the years ended December 31, 2021 and December 25, 2020, no customer accounted for more than 10% of net sales. No individual customer accounted for more than 10% of accounts receivable, net, at December 31, 2021 or December 25, 2020.

Property and Equipment, Net — Property and equipment, net is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the useful life of the related assets or the lease term. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in selling, general and administrative expenses on the consolidated statements of operations.

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

The following table summarizes the estimated useful lives of each respective asset category:

Equipment	2 - 10 years
Computers and software	3 - 5 years
Furniture and fixtures	2 - 7 years
Leasehold improvements	Shorter of 15 years or life of lease

Property and equipment, net is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The recoverability of property and equipment, net is evaluated by comparing the carrying amount to the estimated undiscounted cash flows. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment charge would be recognized for the amount by which the carrying amount exceeds the fair value of the property and equipment, net. There were no impairment losses recognized by the Company for the years ended December 31, 2021 and December 25, 2020.

Internal-Use Software — The Company capitalizes costs associated with customized internal-use software systems once they have reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the development of the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose.

Goodwill and Other Intangible Assets — Goodwill and identifiable indefinite lived intangible assets were historically tested for impairment annually as of the end of the third quarter of each fiscal year, or more frequently upon the occurrence of certain events or substantive changes in circumstances that indicate impairment is more likely than not. During the current year, the Company changed the date of its annual impairment test from the last day of the third quarter to the first day of the fourth quarter of each year. This change is preferable because it aligns the Company’s impairment testing procedures with its annual business planning and budgeting process and allows the Company to maximize time and resources required to perform the impairment analysis. The Company does not consider this change in impairment testing date to be a material change in the application of an accounting principle. The Company performed annual impairment tests for goodwill and indefinite lived intangible assets at September 24 and September 25, 2021, and concluded there was no impairment.

In assessing potential goodwill impairment, the Company has the option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the fair value of the Company’s net assets is less than the carrying amount of the Company’s single reporting unit. If the qualitative factors indicate it is more likely than not that the fair value of net assets is less than its carrying amount, the Company performs a quantitative impairment test. In the quantitative assessment, the Company compares the fair value of the reporting unit to its carrying value. The Company determines fair value of its reporting unit using an income or market approach incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures.

The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the Company may record impairment charges in the future.

The Company reviews identifiable definite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the years ended December 31, 2021, and December 25, 2020, the Company determined there were no indicators of impairment relating to identifiable definite lived intangible assets. The Company amortizes definite lived intangible assets using the straight-line method over their estimated useful lives. See Note 7.

Notes Receivable — Notes receivable are presented in other assets. The Company accrues interest on notes receivable based on the contractual terms of the notes. As of December 31, 2021, and December 25, 2020, the outstanding notes receivable balance was $6,484 and $5,115, respectively, and no allowance was recorded against the balance.

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

Self-Insured Liabilities — The Company is self-insured for employee medical coverage. The Company records a liability for estimates of the aggregate ultimate losses and claims incurred but not reported. Adjustments to the reserve are made when the facts and circumstances change. If actual settlements of medical claims are greater than estimated amount, additional expense will be recognized. As of December 31, 2021, and December 25, 2020, the liability was $1,556 and $1,215, respectively.

Contingent Value Rights — In connection with the acquisition of the Company by the Former Parent Entity, the Company issued CVRs to the sellers. Each CVR gives the holder the ability to earn cash payments based on the return of H&F’s original investment hitting stated thresholds. The CVRs were issued at two thresholds. The first CVR is payable to the holders when H&F’s return on investment grows to between 2.25 and 2.5 times H&F’s original investment. The second CVR is payable to the holders when H&F’s return on investment grows to between 2.5 and 2.67 times H&F’s original investment. The Company records CVR obligations at fair value. See Note 9 for more information relating to CVR obligations. Contingent consideration obligations generally become due and payable to the holders of these rights if specified future events occur or conditions are met. There were no amounts due and payable during the fiscal years ended December 31, 2021, and December 25, 2020.

Warranties — The Company provides assurance-type warranties on most of its proprietary products covering periods that vary between one year and the lifetime of the product. The warranties cover products that are defective under normal conditions of use and are in-line with industry standards. The Company estimates the costs that may be incurred under its warranties and records the liability at the time product sales are recorded. The warranty liability is primarily based on historical failure rates and costs to repair or replace the product, including any necessary shipping costs. Changes in the Company’s accrued warranty liability for the years ended December 31, 2021, and December 25, 2020, can be found in Note 11.

Tax Receivable Agreement — On July 29, 2021, the Company executed a TRA with TRA Participants that provides for payment by the Company to the TRA Participants of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company utilizes in the future from net operating losses and certain other tax benefits that arose prior to the IPO. The Company recognizes this contingent liability in its consolidated financial statements when incurrence of the liability becomes probable and amounts are reasonably estimable. Subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other (expense) income, net. See Note 15 for more information about the TRA.

Revenue Recognition — The Company sells hardware products to professional installers, who then resell the products to end users, in the installation of an audio/video, IT, smart-home, or surveillance-related package. In certain instances, the Company sells specific products directly to end users. The Company’s products consist of proprietary hardware products with and without embedded software, as well as third party products. The Company provides services associated with product sales including the ability to access the Company’s hosted OvrC application (“hosting”), technical support, subscription services, and access to unspecified software updates and upgrades. The OvrC application provides the Company’s customers, professional installers and other dealers, a cloud-based remote management and monitoring platform to assist end users (“end consumers”). These services are typically provided at no additional charge to the customer.

For product sales, revenue is recognized when the customer obtains control of the product, which occurs upon shipment, in an amount that reflects the consideration expected to be received in exchange for those products. For services, revenue is recognized ratably over the contract period in an amount that reflects the consideration expected to be received in exchange for those services as the customer receives such services on a consistent basis throughout the contract period. The technical support represents a series of distinct performance obligations that have the same pattern of transfer to the customer and are recognized as a single performance obligation ratably over the estimated life of the related product.

The Company’s contracts with dealers, distributors, and retailers can include promises to transfer multiple products and services. Determining whether multiple products and services are considered distinct performance obligations that should be accounted for separately rather than as a combined performance obligation can require significant judgment.

For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on the relative standalone selling price (“SSP”). Judgment is required to determine the SSP

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

for each distinct performance obligation that is not sold separately, including technical support, customer reward programs, unspecified software updates and upgrades, and hosting. In instances where SSP is not directly observable, the primary method used to estimate the SSP is the expected cost plus an estimated margin approach, under which the Company forecasts the expected costs of satisfying a performance obligation and then adds an appropriate margin for that distinct service based on margins for similar services sold on a standalone basis.

For hardware products sold with embedded software, the products are dependent on and highly interrelated with the underlying software and accounted for as a single performance obligation with revenue recognized at the point in time when control is transferred to the customer, which is at the time the product is shipped. In cases where there is more than one performance obligation, a portion of the transaction price is allocated to hosting, unspecified software updates and upgrades, and technical support based on a relative stand-alone selling price method, as these services are provided at no additional charge. The allocated transaction price and corresponding revenue is deferred at the time of sale and recognized ratably over the estimated life of the related devices as this method best depicts the progress towards the completion of the related performance obligation.

The Company offers a subscription service that allows consumers to control and monitor their homes remotely and allows the consumer’s respective dealer to perform remote diagnostic services. With a subscription, the dealer simultaneously receives and consumes the benefits provided by the Company throughout the subscription period as the Company makes service available for use. There is a single performance obligation associated with the subscription services and the related revenue is deferred and recognized ratably over the contract period, which is typically one year, as this method best depicts the progress towards the completion of the related performance obligation.

The Company evaluates whether the Company is the principal or the agent for all customer sales. Generally, the Company reports revenue on a gross basis (the amount billed to customers is recorded as revenue, and the amount paid to vendors is recorded as cost of sales, exclusive of depreciation and amortization). The Company is the principal in these instances because the Company controls the inventory before it is transferred to customers. The Company’s control is evidenced by the sole ability to monetize the inventory, being primarily responsible to customers, having discretion in pricing, or a combination of these factors. The Company also generates revenue through agency for certain third-party product sales where the supplier is the party responsible for ensuring fulfillment of the orders, has the obligation to mitigate any issues the customers may have with the products, and has the discretion in establishing the price for the products. In such cases, the Company does not control the promised good before it is transferred. The Company records sales for which the Company acts as an agent on a net basis.

The Company has various customer rewards programs (“marketing incentive programs”), which enable participants to earn points for qualifying rewards. The points are redeemed for rewards, including various prizes or product credits for future purchases. The marketing incentive programs provide the customer a material right and give rise to a separate performance obligation. The related revenue and expense incurred are recognized at the time of redemption, expiration, or forfeiture, as that is the point at which the performance obligation related to this incentive program is satisfied. As of December 31, 2021, and December 25, 2020, deferred revenue relating to marketing incentive programs was $768 and $1,508, respectively. The deferred revenue relating to marketing incentive programs is recorded in accrued liabilities on the Company’s consolidated balance sheets. The expense associated with the marketing incentive programs was $1,245 and $1,672 for the years ended December 31, 2021, and December 25, 2020, respectively, and was included in cost of sales, exclusive of depreciation and amortization, in the accompanying consolidated statements of operations.

Certain customers may receive cash-based incentives or credits (“volume rebates”) which are accounted for as variable consideration. The Company records reductions to revenue for dealer incentives at the time of the initial sale, which is based on estimates of the sales volume customers will reach during the measured period.

Revenue is recognized net of estimated discounts, rebates, and return allowances. The Company estimates the reduction to sales and cost of sales, exclusive of depreciation and amortization for returns based on current sales levels and the Company’s historical return trends. Sales return allowances and rebates were $9,275 and $7,403 as of December 31, 2021, and December 25, 2020, respectively.

The Company has elected to account for shipping and handling costs as activities to fulfill the promise to transfer the goods. As a result of this accounting policy election, the Company does not consider shipping and handling activities as

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

promised services to its customers. Therefore, shipping and handling costs billed to customers are recorded in net sales, and the related costs in selling, general and administrative expenses.

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined the contracts do not include a significant financing component. The invoicing terms provide customers with a simplified and predictable way to purchase products and services and are not intended to provide the customer with financing from the Company. The Company records revenue net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

ASC 606 requires companies to recognize an asset for the incremental costs of obtaining a contract with a customer if the entity expects to recover those costs. The Company has elected to immediately expense contract acquisition costs that would be amortized in one year or less. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. These incremental costs were not material for all periods presented. There were no capitalized costs to fulfill a contract with a customer.

Selling, General and Administrative Expenses — Selling, general and administrative expenses include office expenses such as payroll and occupancy costs, costs related to warehousing, distribution, outbound transportation to the Company’s customers, warranty, advertising, purchasing, insurance, non-income based taxes, research and development, and corporate overhead costs.

The Company includes the cost of shipping and handling products sold to customers in selling, general and administrative expenses, and records the cost as incurred. Shipping charges billed to customers are included in net sales. For the years ended December 31, 2021, and December 25, 2020, shipping and handling costs totaled $27,500 and $21,993, respectively.

Research and Development Expenses — Research and development expenses consist primarily of personnel-related expenses for employees working on the product development and software and device engineering teams, including salaries, bonuses, stock-based compensation, benefits and other personnel costs, consulting and contractor expenses, as well as costs for prototypes, facilities, and travel. Research and development expenses were $65,459 and $51,967 for the years ended December 31, 2021, and December 25, 2020, respectively.

Advertising — Advertising costs, which are expensed as incurred, consist primarily of direct mail and print advertising, internet marketing and advertising, and trade show events. Advertising expenses were $5,789 and $4,476 for the years ended December 31, 2021, and December 25, 2020, respectively.

Share Based Compensation — The Company recognizes share based compensation expense based on the fair value of the awards at the grant date. The Company utilized the Black-Scholes option pricing model to estimate the fair value of the Time-based Options. The Company used a Monte Carlo simulation to estimate the fair value and derived service period of the Market-based Options. Compensation cost is recognized ratably over the vesting period of the related equity-based compensation award. Forfeitures are accounted for as they occur. For further discussion, see Note 13.

Other Expense (Income) — Other expense (income) primarily consists of interest income, gains and losses on disposal of businesses, and foreign currency remeasurement and transaction gains and losses.

Income Taxes — The Company files a consolidated federal income tax return and accounts for income taxes in accordance with ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or income tax returns. Under this method, deferred income tax assets and liabilities are recognized based on the differences between the consolidated financial statement amounts and income tax basis of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. For additional information, see Note 14.

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

The Company records liabilities for income tax positions taken, or expected to be taken, when those positions are deemed uncertain to be upheld upon examination by taxing authorities. Interest and penalties, if incurred, would be recorded within the income tax provision in the accompanying consolidated statements of operations.

Foreign Currency Translation and Foreign Currency Transactions — The functional currency of the Company’s foreign subsidiaries is the pound sterling for the United Kingdom, Germany and Serbia; the Australian dollar for Australia; and the U.S. dollar for China and India. For subsidiaries with a functional currency different from the U.S. dollar, the subsidiaries’ assets and liabilities have been translated to U.S. dollars using the exchange rates in effect at the balance sheet dates. Statements of operations amounts have been translated using the monthly average exchange rate for each year. Foreign currency translation gains or losses are reflected in accumulated other comprehensive loss as a component of equity in the accompanying consolidated balance sheets. Foreign currency remeasurement and transaction gains and losses are included in other income.

Net Loss Per Share — The Company calculates net loss per share by dividing the net loss by the weighted average number of common shares outstanding. See Note 18 for information regarding the calculation of basic and dilutive shares for the periods presented.

Emerging Growth Company Status — The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. The Company has elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

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

The Company will adopt the new leasing standard as of January 1, 2022 using the modified retrospective approach through a cumulative-effect adjustment at the beginning of the period of adoption. Leases will be accounted for under ASC 842 subsequent to January 1, 2022, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting under ASC 840. The Company expects to elect the package of practical expedients permitted under the transition guidance within the standard, which eliminates the reassessment of whether existing contracts contain a lease, lease classification and capitalization of initial direct costs. The Company also expects to make an accounting policy election to not recognize assets or liabilities for leases with a term of less than 12 months, not to separate lease and non-lease components and will not elect to use the hindsight practical expedient. The adoption of the new leasing standard is expected to result in the recognition of material right-of-use assets and liabilities on the Company’s consolidated balance sheets for its operating lease commitments. The Company does not believe that the adoption of the standard will have a material impact on the Company’s consolidated statements of operations or to the consolidated statements of cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses. The ASU sets forth a current expected credit loss (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10 which deferred the effective date to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not believe that the

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

adoption of the standard will have a material impact on the Company’s consolidated statements of operations or to the consolidated statements of cash flows.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASC 848”). The amendments in this ASU were put forth in response to the market transition from the LIBOR and other interbank offered rates to alternative reference rates. GAAP requires entities to evaluate whether a contract modification, such as the replacement or change of a reference rate, results in the establishment of a new contract or continuation of an existing contract. ASC 848 allows an entity to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform. The standard provides this temporary election through December 31, 2022 and cannot be applied to contract modifications that occur after December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). The objective of the new reference rate reform standard is to clarify the scope of Topic 848 and provide explicit guidance to help companies applying optional expedients and exceptions. This ASU is effective immediately for all entities that have applied optional expedients and exceptions. The company is in the process of evaluating the effect that the adoption of this standard will have on our financial position and results of operations.

Recently Adopted Accounting Pronouncements — In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The guidance aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard is effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021.The Company adopted the standard for the fiscal year beginning December 26, 2020. Adoption of the standard did not have a material impact on the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This update simplifies accounting for income taxes by eliminating some exceptions to the general approach in Accounting Standards Codification (“ASC”) 740, Income Taxes, related to intra-period tax allocation, the methodology for calculating income tax in an interim period and the recognition of deferred tax liabilities for outside basis differences. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The amendments in this update should be applied on either a retrospective basis, a modified retrospective basis, or prospectively, depending on the provision within the amendment. The Company adopted the standard for the fiscal year beginning December 26, 2020. Adoption of the standard did not have a material impact on the consolidated financial statements.

3.    Acquisitions

The Company had one acquisition in 2021, and it has been accounted for under ASC 805, Business Combinations. Accordingly, the accounts of the acquired company, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the consolidated financial statements from the respective date of acquisition. The accounting for the business combination outlined below was complete as of December 31, 2021. There were no material acquisitions during the year ended December 25, 2020.

On May 4, 2021, the Company entered into a Purchase Agreement (“Purchase Agreement”) pursuant to which it acquired the issued and outstanding shares of ANLA, LLC. (“Access Networks”), an enterprise-grade networking solutions provider offering networking products, design, configuration, monitoring and support services. The acquisition enhances the Company’s networking solutions for residential and commercial networks. The Company agreed to a purchase price of $36,334, consisting of both cash and equity, plus contingent consideration of up to $2,000 based upon the achievement of specified financial targets. The acquisition closed on May 28, 2021. During the measurement period, certain adjustments were recorded to increase the purchase price to $36,641 and goodwill to $21,026 to account for updated working capital and deferred tax liability calculations.

The Company recorded tangible and intangible assets acquired and liabilities assumed in the transaction according to the acquisition method of accounting, under ASC 805, Business Combinations. The consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of the closing date and are subject to change within the measurement period, which does not exceed twelve months after the closing date. The Company allocated any excess

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill. Goodwill arising from the acquisition primarily consists of synergies from integrating the distribution of products through the Company’s existing distribution channels.

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

The Company may be required to pay additional consideration upon the achievement of a revenue-based earnout. As of the acquisition date, the fair value of the contingent consideration was $2,000 and recorded in other liabilities in the accompanying consolidated balance sheet.

The acquisition was initially funded using cash consideration of $26,309, rollover equity of $10,025, and contingent consideration of $2,000. During the measurement period, cash consideration increased to $26,616 to account for updated working capital calculations.

The allocation of the purchase price for the acquisition is as follows:

Total purchase consideration	$38,641
Cash and cash equivalents	$795
Accounts receivable	794
Inventory	2,029
Property and equipment	77
Identifiable intangible assets	17,700
Total identifiable assets acquired	21,395
Accounts payable	1,266
Accrued liabilities	1,218
Other liabilities	586
Deferred income tax liabilities	710
Total liabilities assumed	3,780
Net identifiable assets acquired	17,615
Goodwill	21,026
Net assets acquired	$38,641

For income tax purposes, a carryover basis in goodwill of $13,616 will be deductible in future periods.

The Company recorded intangible assets related to the acquisition based on estimated fair value, which consisted of the following:

	Useful Lives (Years)	Acquired Value
Customer relationships	10	$14,400
Trade name	6	3,300
Total intangible assets		$17,700

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

Other liabilities assumed consisted primarily of warranty reserves and deferred revenue. The long-term warranty reserves are primarily based on historical failure rates, costs to repair or replace the product, and any necessary shipping costs, which are considered to approximate the fair value of the remaining obligation. Deferred revenue was recorded at fair value, resulting in a cumulative balance for the acquisition of $883 in accrued liabilities and $586 in other liabilities.

The Company recognized $197 of transaction-related expenses, consisting primarily of advisory, legal, and other professional fees related to the acquisition. These transaction-related expenses were incurred by and for the benefit of the Company, and were included in selling, general, and administrative expenses in the consolidated statements of operations.

Pro forma financial information related to the Access Networks acquisition has not been provided as it is not material to the Company’s consolidated results of operations. The results of operations of the Access Networks acquisition are included in the Company’s consolidated results of operations from the date of acquisition and were not significant for the year ended December 31, 2021.

4.Revenue and Geographic Information

Contract Balances — Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the consolidated balance sheets. Deferred revenue primarily relates to unspecified software updates and upgrades, hosting, technical support, marketing incentive programs, and subscription services.

The following table represents the changes in deferred revenue for the years ended December 31, 2021, and December 25, 2020:

	December 31, 2021	December 25, 2020
Deferred revenue – beginning of period	$30,466	$23,820
Amounts billed, but not recognized	28,536	28,366
Recognition of revenue	(27,086)	(21,720)
Deferred revenue acquired	1,469	—
Deferred revenue – end of period	$33,385	$30,466
The Company recorded deferred revenue of $20,944 in accrued liabilities and $12,441 in other liabilities as of December 31, 2021. The Company recorded deferred revenue of $18,654 in accrued liabilities and $11,812 in other liabilities as of December 25, 2020.

Disaggregation of Revenue — The following table sets forth revenue from the United States and all international dealers and distributors for the years ended December 31, 2021 and December 25, 2020:

	2021	2020
United States	$889,000	$719,429
International	119,013	94,684
Total	$1,008,013	$814,113

Additionally, the Company’s revenue includes amounts recognized over time and at a point in time, and are as follows for the years ended December 31, 2021, and December 25, 2020:

	2021	2020
Products transferred at a point in time	$980,927	$792,393
Services transferred over time	27,086	21,720
Total	$1,008,013	$814,113

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

Disaggregation of Property & Equipment — Property and equipment, net, by geography as of December 31, 2021 and December 25, 2020:

	2021	2020
United States	$18,027	$15,550
International	4,576	4,658
Total	$22,603	$20,208
5.Inventories, Net

Inventory is stated at the lower of cost or net realizable value, cost being determined under the moving-average method, first-in, first-out (FIFO) basis, or specific identification. Inventory costs include the net acquisition cost from the factory, the cost of transporting the product to the Company’s warehouses, and product assembly costs. Reserves for slow-moving and obsolete inventories are provided on historical experience, inventory aging, and product demand. The Company evaluates the adequacy of these reserves and makes adjustments to reserves, as required.

As of December 31, 2021, and December 25, 2020, the Company’s inventory consisted of the following:

	2021	2020
Finished goods	$210,540	$155,618
Raw materials	10,454	11,340
Work in process	548	591
Reserve for obsolete and slow-moving inventory	(10,578)	(10,450)
Total inventories, net	$210,964	$157,099

The Company recorded prepaid deposits on future inventory purchases of $15,220 in prepaid expenses and other current assets as of December 31, 2021.

Changes in the Company’s reserve for obsolete and slow-moving inventory as of December 31, 2021, and December 25, 2020, consisted of the following:

Inventory Reserve - December 27, 2019	$6,589
Valuation allowance	4,579
Write-offs	(718)
Inventory Reserve – December 25, 2020	$10,450
Valuation allowance	4,578
Write-offs	(4,450)
Inventory Reserve – December 31, 2021	$10,578

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

6.Property and Equipment, Net

Property and equipment, net, as of December 31, 2021, and December 25, 2020, consisted of the following:

	2021	2020
Equipment	$13,422	$11,422
Computers and software	22,438	20,490
Furniture and fixtures	3,609	3,240
Leasehold improvements	11,505	8,673
Construction in progress	4,512	2,035
Total property and equipment	55,486	45,860
Less: Accumulated depreciation	(32,883)	(25,652)
Property and equipment, net	$22,603	$20,208

Total depreciation expense for the years ended December 31, 2021, and December 25, 2020, was $8,028 and $10,481, respectively.

7.Goodwill and Other Intangible Assets, Net

Goodwill as of December 31, 2021, and December 25, 2020, was $580,761 and $559,735, respectively. Goodwill increased by $21,026 in 2021 due to the acquisition of Access Networks. See Note 3 for more information regarding Access Networks. There were no changes to goodwill during the year ended December 25, 2020.

Goodwill and identifiable indefinite lived intangible assets have historically been tested for impairment annually as of the end of the third quarter of each fiscal year, or more frequently upon the occurrence of certain events or substantive changes in circumstances that indicate impairment is more likely than not. During the current year, the Company changed the date of its annual impairment test from the last day of the third quarter to the first day of the fourth quarter of each year. This change is preferable because it aligns the Company’s impairment testing procedures with its annual business planning and budgeting process and allows the Company to maximize time and resources required to perform the impairment analysis. The Company does not consider this change in impairment testing date to be a material change in the application of an accounting principle. The Company performed annual impairment tests for goodwill and indefinite lived intangible assets at September 24 and September 25, 2021, and concluded there was no impairment.

The Company tests goodwill and identifiable indefinite lived intangible assets for impairment annually as of the end of the third quarter of each fiscal year, or more frequently upon the occurrence of certain events or substantive changes in circumstances that indicate impairment is more likely than not. Management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative assessment is then performed. For indefinite lived intangible assets, the Company conducted an impairment assessment of indefinite lived intangible assets using discounted cash flow models. These models include assumptions we believe are consistent with those a market participant would use. If the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

As of December 31, 2021, and December 25, 2020, other intangible assets, net, consisted of the following:

		December 31, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 25 years	$509,162	$(96,149)	$413,013
Technology	5 – 15 years	95,078	(38,221)	56,857
Trade names – definite	2 – 10 years	57,660	(16,902)	40,758
Trade names – indefinite	indefinite	76,564	—	76,564
Total intangible assets		$738,464	$(151,272)	$587,192

		December 25, 2020
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 25 years	$494,333	$(70,060)	$424,273
Technology	5 – 15 years	95,078	(22,406)	72,672
Trade names – definite	2 – 10 years	54,360	(10,253)	44,107
Trade names – indefinite	indefinite	76,564	—	76,564
Total intangible assets		$720,335	$(102,719)	$617,616

Total amortization expense for intangible assets for the years ended December 31, 2021, and December 25, 2020, was $48,553 and $47,491, respectively. The weighted-average useful life remaining for amortizing definite lived intangible assets was approximately 15.2 years as of December 31, 2021.

As of December 31, 2021, the estimated amortization expense for intangible assets for the next five fiscal years and thereafter are as follows:

2022	$48,321
2023	47,183
2024	40,681
2025	33,065
2026	33,065
Thereafter	308,313
Total	$510,628

8.Debt Agreements

On August 4, 2017, the Company’s wholly owned subsidiary, Wirepath, LLC, (“Borrower”), entered into a credit agreement (as amended from time to time, “Old Credit Agreement”), consisting of a senior secured term loan (“Initial Term Loan”) and a senior secured revolving credit facility (“Old Revolving Credit Facility”). On February 5, 2018, the Borrower repriced the Old Credit Agreement to reduce the margin on the Initial Term Loan and Old Revolving Credit Facility. On October 31, 2018, the Borrower repriced the Initial Term Loan facility to further reduce the margin under the Initial Term Loan, increased the aggregate amount of the Initial Term Loan, and further reduced the margin under the Old Revolving Credit Facility. On August 1, 2019, the Borrower amended the Old Credit Agreement to borrow an additional senior secured term loan (“Incremental Term Loan” and, together with the Initial Term Loan, as amended, “Old Term Loans”) and increased the commitments under the Old Revolving Credit Facility. The Company made fixed equal quarterly

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

installments on the Old Term Loans in an amount equal to 1.0% per annum of the total aggregate principal thereof immediately after borrowing, with balance due at maturity.

On August 4, 2021, the Company used a portion of the net proceeds from the IPO to prepay $216,902 in aggregate of the amount of the Incremental Term Loan outstanding under the Old Credit Agreement. The prepayment consisted of $215,874 in principal plus accrued interest of $1,028. In connection with the prepayment, the Company incurred a charge of $6,645 related to the write off of the proportionate amount of the unamortized debt issuance costs at the time of the prepayment which was recorded in loss on extinguishment of debt on our consolidated statement of operations. The unamortized debt issuance costs are allocated between the remaining original loan balance and the portion of the loan paid down on a pro-rata basis.

On December 8, 2021, the Company entered into a Credit Agreement (the “Credit Agreement”) with various financial institutions consisting of a $465,000 in aggregate principal amount of senior secured term loans maturing in seven years (the “New Term Loan Facility”) and a $100,000 senior secured revolving credit facility (which includes borrowing capacity available for letters of credit) maturing in five years (the “New Revolving Credit Facility”).

In connection with the closing of the Credit Agreement, the Company repaid in full approximately $451,400 of borrowings, including accrued interest, under the Old Credit Agreement. The Old Term Loans and Old Revolving Credit Facility and related agreements and documents under the Old Credit Agreement were terminated upon the effectiveness of the Credit Agreement.

The issuance of the Credit Agreement and repayment of the Old Term Loans were evaluated in accordance with ASC 470-50-40 - Debt-Modifications and Extinguishments - Derecognition, to determine whether the refinancing transaction should be accounted for as a debt modification or extinguishment. Each lender involved in the refinancing transaction was analyzed to determine if its participation was a debt modification or an extinguishment. Debt issuance costs for exiting lenders who chose not to participate in the New Term Loan Facility were accounted for as extinguishments. Debt discounts and costs incurred with third parties for the issuance of the New Term Loan Facility totaling $9,079 were capitalized and amortized over the term of the New Term Loan Facility. These capitalized fees associated with new and continuing lenders are presented as cash flows from financing activities on the consolidated statements of cash flows. The Company wrote off $5,427 in debt issuance costs related to the extinguishment of the Old Term Loans which was recorded in loss on extinguishment of debt on our consolidated statement of operations.

Borrowings under the New Term Loan will bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the federal funds effective rate, (b) the prime rate and (c) the eurocurrency rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a eurocurrency rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs; provided that such rate is not lower than a floor of 0.50%.

Borrowings under the New Revolving Credit Facility will bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the federal funds effective rate, (b) the prime rate and (c) the eurocurrency rate determined by reference to the cost of funds adjusted for certain additional costs, plus 1.00%; provided such rate is not lower than a floor of 1.00% or (2) a eurocurrency rate determined by reference to the applicable cost of funds for such borrowing adjusted for certain additional costs; provided such rate is not lower than a floor of zero. As of December 31, 2021, the interest rate for the New Term Loan Facility was 5.00%.

The New Term Loan amortizes in fixed equal quarterly installments in an amount equal to 1.0% per annum of the total aggregate principal amount thereof immediately after borrowing, with the balance due at maturity. We may voluntarily prepay loans or reduce commitments under the Credit Agreement, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty (subject to customary exceptions, including prepayments of the New Term Loan in connection with a repricing transaction that is consummated prior to June 8, 2022).

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

The Company’s outstanding debt as of December 31, 2021 and December 25, 2020 was as follows:

	Maturity Date	December 31, 2021	December 25, 2020
Credit Agreement
New Term Loan	12/8/2028	$465,000	$—
New Revolving Credit Facility	12/8/2026	$—	$—

Old Credit Agreement (as amended)
Initial Term Loan	8/4/2024	$—	$286,508
Incremental Term Loan	8/4/2024	$—	$386,100
Old Revolving Credit Facility	8/4/2022	$—	$—

As of December 31, 2021, the Company had no borrowings outstanding under the New Revolving Credit Facility and $4,894 of outstanding letters of credit. The amount available under the New Revolving Credit Facility was $95,106 as of December 31, 2021.

As of December 25, 2020, the Company had no borrowings outstanding under the Old Revolving Credit Facility and $4,894 of outstanding letters of credit. The amount available under the Old Revolving Credit Facility was $55,106 as of December 25, 2020. The Company borrowed $47,375 under the Old Revolving Credit Facility during the first half of 2020 in order to enhance liquidity as a precautionary measure in response to the COVID-19 pandemic, and repaid the borrowings in full later in the year ending December 25, 2020. As of December 25, 2020, the effective interest rate for the Initial Term Loan and Incremental Term Loan under the Old Credit Agreement were 4.22% and 4.97%, respectively.

As of December 31, 2021, the future scheduled maturities of the above notes payable are as follows:

2022	$3,488
2023	4,650
2024	3,488
2025	4,650
2026	4,650
Thereafter	444,074
Total future maturities of long-term debt	465,000
Unamortized debt issuance costs	(12,256)
Total indebtedness	452,744
Less: Current maturities of long-term debt	3,488
Long-term debt	$449,256

Unamortized costs related to the issuance of the New Term Loan Facility were $12,256 as of December 31, 2021, and was presented as a direct deduction from the carrying amount of long-term debt. Unamortized costs related to the issuance of the New Revolving Credit Facility were $1,506 as of December 31, 2021, and was included in other assets in the consolidated balance sheet. The costs related to debt issuances are amortized to interest expense over the life of the related debt.

Unamortized costs related to the issuance of the Old Term Loans were $20,595 as of December 25, 2020, and was presented as a direct deduction from the carrying amount of long-term debt. Unamortized costs related to the issuance of the Old Revolving Credit Facility were $583 as of December 25, 2020, and was included in other assets in the consolidated balance sheet. The costs related to debt issuances are amortized to interest expense over the life of the related debt.

During the year ended December 31, 2021, the Company incurred total charges of $12,072 related to the write-off of unamortized debt issuance costs, which was recorded in loss on extinguishment of debt on our consolidated statements of operations.

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

As of December 31, 2021, the future amortization of debt issuance costs was as follows:

2022	$1,858
2023	1,925
2024	1,993
2025	2,066
2026	2,123
Thereafter	3,797
Total	$13,762

Interest expense as of December 31, 2021 and December 25, 2020 consisted of the following:

	2021	2020
Interest expense from Old Term Loans	$26,124	$37,776
Interest expense from Old Revolving Credit Facility	462	1,632
Interest expense from New Term Loan	1,485	—
Interest expense from New Revolving Credit Facility	38	—
Interest expense from Rate Cap	—	20
Amortization of debt issuance costs	5,053	6,101
Total interest expense	$33,162	$45,529

Debt Covenants and Default Provisions — The Credit Agreement contains various customary affirmative and negative covenants. The Company was in compliance with all debt covenants as of December 31, 2021, and December 25, 2020.

In addition, the New Revolving Credit Facility is subject to a first lien secured net leverage ratio of 7.50 to 1.00, tested quarterly commencing with the fiscal quarter ending on or about June 30, 2022, if, and only if, the aggregate principal amount from the New Revolving Credit Facility loans, letters of credit (to the extent not cash collateralized or backstopped or, in the aggregate, not in excess of the greater of $10.0 million and the stated face amount of letters of credit outstanding on the initial closing date of the Credit Agreement) and swingline loans outstanding and/or issued, as applicable, exceeds 35.0% of the total amount of the New Revolving Credit Facility commitments.

The Company may also be required to make additional payments under the financing agreement equal to a percentage of the Company’s annual excess cash flows or net proceeds from any non-ordinary course asset sales or certain debt issuances, if any. The lender has the option to decline the prepayment. As of December 25, 2020, in accordance with these provisions, the Company estimated a mandatory excess cash flow payment offer related to the term loans of $14,325 to the lender. The entire amount of the expected payment was classified within current maturities of long-term debt on the consolidated balance sheet as of December 25, 2020. After the issuance of the Company’s audited financial statements as of and for the period ended December 25, 2020, the Company elected an option available in the financing agreement to accelerate the consideration of expected cash outlays in fiscal year 2021 that would eliminate the requirement for an excess cash flow payment for fiscal year 2020. As a result, the estimated excess cash payment was not made and only the contractual payments under the financing agreement are considered current maturities of long-term debt as of December 31, 2021.

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

9.Fair Value Measurement

Fair Value of Financial Instruments — The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the consolidated statements of operations were as follows:

	As of December 31, 2021		As of December 25, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Notes receivable, net	$6,484	$6,764	$5,115	$5,494
Liabilities
Initial Term Loan	$—	$—	$286,508	$267,169
Incremental Term Loan	$—	$—	$386,100	$384,652
New Term Loan	$465,000	$462,675	$—	$—

The fair value of notes receivable is estimated using a discounted cash flow analysis using interest rates currently offered for loans with similar credit quality which represent Level 2 inputs. The fair value of long-term debt was established using current market rates for similar instruments traded in secondary markets representing Level 2 inputs. Additionally, cash and cash equivalents, accounts receivable, net, prepaid expenses, accounts payable, and accrued liabilities are classified as Level 1 and the carrying value of these assets and liabilities approximates the fair value due to the short-term nature of these financial instruments.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis — The fair value of the interest rate cap is determined using widely accepted valuation techniques based on its maturity and observable market-based inputs, including interest rate curves. This measurement is considered a Level 2 measurement. The interest rate cap expired on December 31, 2021 and had no value as of December 31, 2021 and December 25, 2020.

The fair value of the contingent consideration liability related to the Access Networks acquisition is based on unobservable inputs, including management estimates and assumptions about future revenues, and is, therefore, classified as Level 3. The fair value of the contingent consideration was $2,000 as of December 31, 2021.

The Company utilizes a Monte Carlo simulation in an option pricing framework, where a range of possible scenarios are simulated, in order to determine the fair value of the CVR. Any future increase in the fair value of the CVR obligations, based on an increased likelihood that the underlying milestones will be achieved, and the associated payment or payments will, therefore, become due and payable, will result in a charge to selling, general and administrative expenses in the period in which the increase is determined. Similarly, any future decrease in the fair value of the CVR obligations will result in a reduction in selling, general and administrative expenses. CVR liabilities are categorized as other liabilities in the accompanying consolidated balance sheets and are classified as Level 3.

	Fair value at December 31, 2021	Valuation Technique	Unobservable Input	Volatility
Contingent Value Rights	$8,900	Monte Carlo	Volatility	45 -50%

Changes in the CVRs for the years ended December 31, 2021, and December 25, 2020 were as follows:

	December 31, 2021	December 25, 2020
CVR fair value – beginning of period	$4,000	$3,200
Fair value adjustments	4,900	800
CVR fair value – end of period	$8,900	$4,000

There were no transfers into or out of Level 3 during the years ended December 31, 2021, or December 25, 2020.

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

10.Accrued Liabilities

Accrued liabilities as of December 31, 2021, and December 25, 2020, consisted of the following:

	December 31, 2021	December 25, 2020
Payroll, vacation, and bonus accruals	$21,340	$29,700
Deferred revenue	20,944	18,654
Warranty reserve	14,549	11,767
Customer rebate program	4,775	2,140
Sales return allowance	3,999	3,741
Taxes	1,774	752
Incurred but not reported self-insurance	1,556	1,215
Interest payable	1,523	7,576
Other accrued liabilities	5,057	5,113
Total accrued liabilities	$75,517	$80,658

11.Warranties

Changes in the Company’s accrued warranty liability for the years ended December 31, 2021, and December 25, 2020, were as follows:

Accrued warranty – December 27, 2019	$19,989
Warranty claims	(12,252)
Warranty provisions	8,786
Accrued warranty – December 25, 2020	$16,523
Warranty claims	(12,455)
Warranty provisions	14,704
Accrued warranty – December 31, 2021	$18,772
As of December 31, 2021, the Company has recorded accrued warranty liabilities of $14,549 in accrued liabilities and $4,223 in other liabilities in the accompanying consolidated balance sheet. As of December 25, 2020, the Company has recorded accrued warranty liabilities of $11,767 in accrued liabilities and $4,756 in other liabilities.

12.Retirement Plan

The Company has a 401(k) plan that covers eligible employees as defined by the plan agreement. As of January 1, 2020, the Company matches 100% of employee contributions to the plan, up to 3% of the employees’ total compensation, and 50% of employee contributions to the plan, up to 6% of the employees’ total compensation. Company contributions to the plan, net of forfeitures, were $4,471 and $3,727 for the years ended December 31, 2021, and December 25, 2020, respectively.

13.Equity Agreements and Incentive Equity Plans

Former Parent Entity Incentive Plan — In October 2017, the Former Parent Entity approved the Class B Unit Incentive Plan (“2017 Plan”) pursuant to the Former Parent Entity’s partnership agreement (“Partnership Agreement”), which established the terms and provided for grants of certain incentive units to employees, officers, directors, consultants, and advisors of the Former Parent Entity containing service-based and/or market-based vesting criteria. Class B-1 Incentive Units (“B-1 Units”) issued under the 2017 Plan vest in installments over a five-year period, subject to the grantee’s continued employment or service. Class B-2 Incentive Units (“B-2 Units” and collectively with the B-1 Units, “Incentive Units”) issued under the 2017 Plan contain both service conditions consistent with the B-1 Units and market-based vesting conditions that require the achievement of a specified return hurdle to the controlling shareholders in order to vest. Prior to the modification of the Incentive Units in connection with the Company’s IPO on July 27, 2021, the Company recognized $2,605 of compensation expense related to the Incentive Units within selling, general and administrative expenses in the

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

accompanying consolidated statements of operations during the year ended December 31, 2021. The Company recognized $4,284 of compensation expense within selling, general and administrative expenses related to Incentive Units for the year ended December 25, 2020.

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

Equity Award Conversion — During the year ended December 31, 2021, and in connection with the IPO, all outstanding unvested Incentive Units were replaced with newly issued shares of our restricted common stock based on:

•a ratio that takes into account the number of unvested Incentive Units held,
•the applicable distribution threshold applicable to the Incentive Units, and
•the value of distributions that the holder would have been entitled to receive had the Former Parent Entity liquidated on the date of such replacement in accordance with the terms of the distribution “waterfall” set forth in the Partnership Agreement.

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

Awards issued in connection with the 2021 Plan — Under the 2021 Plan and in connection with the Equity Award Conversion, the Company granted 4,243 options to holders of B-1 Units (“Time-based Options”) and 1,155 options to holders of B-2 Units (“Market-based Options” and collectively with the Time-based Options, “Leverage Replacement Options”). The Leverage Replacement Options have an exercise price equal to the initial public offering price per share of the Company’s common stock and a contractual term of ten years from the initial grant date of the related Incentive Unit. The Time-based Options are subject to the same time-based vesting and the Market-based Options are subject to the same market-condition vesting criteria outlined for the restricted stock awards issued for the Incentive Units. Additionally, recipients of the Leverage Replacement Options received both vested and unvested Leverage Replacement Options in the same proportion as their vested and unvested B-1 and B-2 Units held immediately prior to the IPO and upon the Equity Award Conversion. The Company immediately recognized compensation expense for vested Time-based Options on the grant date as the awards provide value to the holders that is incremental to the value of B-1 Units held prior to the IPO and related modification. There were no vested B-2 Units at the date of the IPO and therefore no immediate expense recognition. In addition to the Leverage Replacement Options, the Company issued additional Time-based Options which vest over three years during the year ended December 31, 2021.

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

Restricted Stock Awards

In connection with the IPO, the Company issued restricted common stock to holders of unvested B-1 Units and B-2 Units. The grant date fair value of restricted stock awards was determined to be $18.00 per share, based on the initial listing price of the Company’s common stock on the grant date.

	Restricted Stock Awards
	B-1 Incentive Units		B-2 Incentive Units
	Number of Units (in 000’s)	Weighted- Average Grant-Date Fair Value	Number of Units (in 000’s)	Weighted- Average Grant-Date Fair Value
Outstanding at December 25, 2020	—	$—	—	$—
Granted	833	18.00	807	18.00
Vested	189	18.00	—	—
Forfeited	10	18.00	—	—
Outstanding at December 31, 2021	633	$18.00	807	$18.00

Stock Options

The Company utilized the Black-Scholes option pricing model to estimate the fair value of the Time-based Options. The Company used a Monte Carlo simulation to estimate the fair value and derived service period of the Market-based Options. Significant assumptions included in these models were the risk-free interest rate, the expected volatility, and the expected dividend yield. Volatility was estimated based on historical volatility of comparable companies. The average expected term for the Market-based Options was derived based on an average of the outcomes of various scenarios performed under the Monte Carlo simulation. The fair values of the stock options were derived using the following key assumptions:

	Time-based Options	Market-based Options
Expected term	3.1-7.0 years	2.5 years
Risk-free rate of return	0.4 -1.0%	0.6%
Expected dividend yield	—%	—%
Expected volatility	45%	45%

The summary of the Company’s option activity as of December 31, 2021 is as follows:

	Time-based Options			Market-based Options
	Number of Units (in 000’s)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (a)	Number of Units (in 000’s)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (a)
Outstanding at December 25, 2020	—	$—	$—	—	$—	$—
Granted	4,443	6.47	—	1,155	5.66	—
Exercised	—	—	—	—	—	—
Forfeited	(50)	6.95	—	—	—	—
Outstanding at December 31, 2021	4,393	$6.49	$13,532	1,155	$5.66	$3,558
Options exercisable at December 31, 2021	2,307	$6.00	$7,105	—	$—	$—

(a) The intrinsic value represents the amount by which the fair value of the Company’s stock exceeds the option exercise price as of December 31, 2021

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

Restricted Stock Units — Following the completion of the IPO, the Company awarded restricted stock units (“RSUs”) under the 2021 Plan to its employees and directors. These RSUs are subject to time-based vesting conditions based on the continued service of the RSU holder. RSUs granted typically have an initial annual cliff vest and then vest quarterly over the remaining service period, which is generally one to four years. The grant date fair value of the RSUs issued in connection with the IPO was determined to be $18.00 per share based on the initial listing price of the Company’s common stock on the grant date. The fair value of RSUs granted after the IPO date is based on the Company’s closing stock price on the date of grant. During the year ended December 31, 2021, the Company granted 403 RSUs with an aggregate fair value of $7,343 and a weighted-average grant date fair value of $18.22. During the year ended December 31, 2021, 13 RSUs with a weighted average grant date fair value of $18.00 were forfeited. No awards vested during the period, resulting in 390 awards with a weighted-average grant date fair value of $18.22 outstanding as of December 31, 2021.

Total equity-based compensation expense — Equity-based compensation expense is included within selling, general and administrative expenses in the accompanying consolidated statements of operations. For all equity-based compensation awards, the Company recognizes forfeitures as they occur. Compensation expense for the year ended December 31, 2021 and unrecognized stock compensation expense and weighted average remaining expense period as of December 31, 2021 consisted of:

	Year Ended December 31, 2021	As of December 31, 2021
	Compensation Expense	Unrecognized compensation expense	Weighted-Average Remaining Contractual Term (Years)
2017 Plan
Incentive units	$2,605	$—	—
2021 Plan
Restricted stock awards	1,975	8,945	2.00
Time-based options	14,152	14,453	2.59
Market-based options	1,113	5,426	2.09
Restricted stock units	1,677	5,435	2.06
Total	$21,522	$34,259	2.37

Control4 Equity Awards — In connection with the acquisition of Control4 Corporation (“Control4”) in 2019, the Company agreed to a settlement of Control4 equity awards that were outstanding immediately prior to the acquisition date, consisting of stock options (“C4 Stock Options”) and restricted stock units (“C4 RSUs” and, together with C4 Stock Options, “C4 Equity Awards”). As of the acquisition date, 2,998 shares of C4 Equity Awards were cancelled and converted into rights to receive cash payments (“Replacement Awards”). During the year ended December 31, 2021, there were eight forfeited Replacement Awards. As of December 31, 2021, 41 unvested Replacement Awards remain outstanding and no vested Replacement Awards remain outstanding.

The Company recognized $4,265 and $7,353 of compensation expense relating to the Replacement Awards within selling, general and administrative expenses in the accompanying consolidated statement of operations during the years ended December 31, 2021 and December 25, 2020, respectively.

There was approximately $507 of unrecognized compensation expense related to the nonvested Replacement Awards, which is expected to be recognized subsequent to December 31, 2021 over a weighted-average period of less than one year. Total unrecognized compensation expense will be adjusted for any future forfeitures.

14.Income Taxes

Income (loss) before income taxes, excluding loss for noncontrolling interests, consists of the following:

	December 31, 2021	December 25, 2020
Domestic	$(44,650)	$(26,998)
Foreign	1,606	(2,237)
Total	$(43,044)	$(29,235)

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

The components of income tax expense (benefit) for the years ended December 31, 2021 and December 25, 2020, were as follows:

	December 31, 2021	December 25, 2020
Current
Federal	$—	$—
State	1,005	96
Foreign	330	976
Total	1,335	1,072
Deferred
Federal	(5,708)	(8,778)
State	(1,963)	3,756
Foreign	(306)	(401)
Total	(7,977)	(5,423)
Income tax benefit	$(6,642)	$(4,351)

The tax effects of temporary differences and carryforwards that gave rise to deferred tax assets and liabilities as of December 31, 2021 and December 25, 2020, are as follows:

	2021	2020
Deferred Tax Assets
Net operating loss	$17,815	$24,766
Interest carryforward	8,442	6,549
Accrued liabilities and reserves	14,864	11,380
Uniform capitalization	352	1,231
Capital loss carryforward	8,719	8,719
R&D credits	17,923	17,072
Deferred revenue	3,724	3,022
Depreciable property	1,661	1,917
Stock compensation	4,294	—
Other	746	522
Total deferred tax assets	78,540	75,178
Valuation allowance	(15,044)	(15,658)
Total deferred tax assets, net of valuation allowance	63,496	59,520
Deferred Tax Liabilities
Amortization of intangibles	(96,952)	(103,381)
Amortization of goodwill	(13,401)	(10,035)
Transaction Costs	(219)	(449)
Total deferred tax liabilities	(110,572)	(113,865)
Net deferred tax liabilities	$(47,076)	$(54,345)

The components of the Company’s net deferred tax liabilities as of December 31, 2021 and December 25, 2020, are as follows:

	December 31, 2021	December 25, 2020
Domestic deferred tax liabilities	$(48,555)	$(55,518)
Foreign deferred tax assets	1,479	1,173
Net deferred tax liabilities	$(47,076)	$(54,345)

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

The Company’s deferred tax assets related to net operating losses and credits are shown net of their related unrecognized tax benefit.

Significant judgment is required in determining the Company’s provision for income taxes and recording valuation allowances against deferred tax assets. In evaluating the ability to recover its deferred tax assets, in full or in part, the Company considers all available positive and negative evidence, including past operating results, forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies.

The Company determined, based on the available evidence, that it is uncertain whether certain of its jurisdictions will generate sufficient future taxable income and of the correct character to recognize certain of these deferred tax assets. As a result, the Company’s deferred tax asset for net operating losses, capital loss carryforwards and credits reflect a valuation allowance of $15,044 and $15,658 as of December 31, 2021 and December 25, 2020, respectively.

Given its overall deferred tax liability position, the Company expects to fully utilize its U.S. federal and state net operating loss carryforward balances with an exception of a portion of the Utah state net operating loss. However, the Company expects a small portion of their U.S. federal research and development credits to expire unused in the next few years along with the majority of their remaining state research and equipment credits. A partial valuation allowance has been established for the portion of credits expected to expire unused. The Company will continue to maintain a full valuation allowance against the foreign tax credit carryovers. In 2020, the Company sold the stock of their fully owned subsidiary, Autonomic Controls, Inc., for $1,104, incurring a capital loss of $35,039 for tax purposes. The Company has determined the capital loss will not be utilized due to insufficient capital gains. A full valuation allowance has been recorded against this asset for both federal and state.

Net operating loss and tax credit carryforwards as of December 31, 2021 are as follows:

	Amount	Expiration Years
Net operating losses, federal	$39,930	2027-2038
Net operating losses, federal	18,194	Indefinite
Net operating losses, state	74,163	2022-2042
Net operating losses, state	628	Indefinite
Tax credit carryforwards, federal	23,474	2023-2041
Tax credit carryforwards, state	2,102	2022-2030
Net operating losses, foreign	17,857	2022-2026
Capital loss carryforwards, federal	35,039	2025
Capital loss carryforwards, state	22,640	2025

The Company has performed Section 382 analyses to determine whether it experienced one or more ownership changes, as defined by Section 382, during the analysis period (the acquisition date in 2017 through the IPO effective date in July 2021) as well as other ownership changes. While an annual limitation does exist related to the net operating losses and credits carried forward, the Company does not anticipate that this limitation will cause any net operating losses and credits to expire before their utilization. U.S. Federal net operating losses incurred after 2017 are subject to an 80% limitation on taxable income.

The Company recorded gross unrecognized tax benefit (expense) of $161 and $(187) during the years ended December 31, 2021 and December 25, 2020, respectively. During the next 12 months, a federal statute of limitation related to uncertain tax positions will lapse, resulting in a reduction in unrecognized tax benefit and an expense of $85.

The Company’s treatment of interest and penalties related to the resolution of uncertain tax positions is to report them as a component of income tax expense. However, the Company’s current unrecognized tax benefits are presented net with their related deferred tax assets, therefore, no interest and penalties have been included in the Company’s income tax expense for years ended December 31, 2021 and December 25, 2020.

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

Balance - December 27, 2019	$8,281
Additions for tax position of the current year	538
Reduction for tax positions of prior years for:
Changes in judgment	(670)
Lapses of applicable statutes of limitations	(55)
Balance - December 25, 2020	$8,094
Additions for tax position of the current year	400
Reduction for tax positions of prior years for:
Changes in judgment	(162)
Lapses of applicable statutes of limitations	(76)
Balance - December 31, 2021	$8,256

The Company files income tax returns in the United States, including various state and local jurisdictions. The Company’s subsidiaries file income tax returns in the United Kingdom, Australia, China, Germany, India, New Zealand, Switzerland, and Serbia. The Company is subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company is no longer subject to income tax examinations for the following jurisdictions and years: federal, for years before 2017; state and local, for years before 2016; or foreign, for years before 2015. However, federal net operating loss and credit carryforwards from all years are subject to examination and adjustments for at least three years following the year in which the attributes are used.

Starting December 27, 2019, and forward, the Company’s position is that its overseas subsidiaries will not invest undistributed earnings indefinitely. Future unremitted earnings when distributed are expected to be either distributions of GILTI or Sub F — previously taxed income or eligible for 100% dividends received deduction. The withholding on any unremitted earnings and related state income taxes on such earnings are not considered material. Therefore, the Company has not provided deferred U.S. income taxes from non-U.S. subsidiaries.

The reconciliation of the Company’s effective income tax rate with the statutory rate is as follows:

	December 31, 2021	December 25, 2020
Federal income tax rate	21.00%	21.00%
State income taxes	1.04%	1.57%
Foreign income taxes	(0.07)%	1.03%
Deferred rate change	0.46%	(6.00)%
Foreign tax rate differences	0.42%	(1.31)%
Autonomic sale (tax)	—%	29.82%
Incentive stock compensation	(2.23)%	(3.08)%
Cash in lieu of Tax Receivable Agreement	(5.06)%	—%
Research and development tax credits	2.84%	14.37%
Valuation allowance	1.42%	(41.61)%
Changes in uncertain tax positions	(0.41)%	0.64%
Other items, net	(3.99)%	(1.55)%
Effective income tax rate	15.42%	14.88%

Due to pretax losses in the years ended December 31, 2021 and December 25, 2020, the effective rate items listed above with negative signs represent increases to income tax expense and positive amounts represent decreases to income tax expense.

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

In March 2021, the U.S. Internal Revenue Service (“IRS”) began an examination of the Company’s 2018 U.S. federal income tax return. In July 2021, the state of California began an examination of the Company’s 2018 California income tax return. Although these examinations are part of a routine and recurring cycle, the Company cannot predict the final outcome or expected conclusion dates of the audits.

15.Tax Receivable Agreement

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

Upon the closing of the IPO, the Company recognized a non-current liability of $112,681, which represented undiscounted aggregate payments that it expects to pay the TRA Participants under the TRA, with an offset to additional paid-in capital. Subsequent changes in the measurement of the liability will be adjusted through the consolidated statement of operations. The TRA liability is an estimate and estimating the amount of payments that may be made under the TRA is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount, character and timing of the Company’s income. The tax receivable liability as of December 31, 2021 was $112,406. For the year ended December 31, 2021, the Company recognized measurement adjustments of $275 which were recognized in other income on the consolidated statements of operations.

With respect to certain pre-IPO owners that are not TRA Participants, the Company paid $13,210 with cash on hand for their interests in lieu of their participation in the TRA. Approximately $2,754 of the cash payments to pre-IPO owners are subject to vesting requirements and are held in escrow until vested. The cash payments held in escrow are included in the consolidated balance sheet in prepaid expenses and other current assets and other assets and are expensed over the requisite service period. The remaining $10,456 of the cash payments were expensed and paid or accrued in conjunction with the closing of the IPO. In total, $10,925 was recorded as compensation expense within selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2021.

16.Commitments and Contingencies

Legal Proceedings — During the normal course of business, the Company is occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable, and the amount of such loss can be reasonably estimated. As of December 31, 2021, and December 25, 2020, no material reserves were recorded. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. However, the Company does not expect the outcome of the matters currently pending will have a material adverse effect on the consolidated financial statements.

Lease Commitments — The Company leases offices, warehouse space, and distribution centers. These leases are classified as operating leases with various expiration dates through 2032. In addition to base rent, the Company is obligated to reimburse certain common area maintenance costs required to operate the facilities. Substantially all the leases include renewal options with varying terms. The Company recognizes rental expense and amortizes tenant improvement allowances on a straight-line basis over the stated lease term, including renewal periods if reasonably assured of being exercised. Total rental expense was approximately $12,325 and $10,909 for the years ended December 31, 2021, and December 25, 2020, respectively.

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

As of December 31, 2021, future minimum lease payments under non-cancelable lease commitments for the next five fiscal years and thereafter were as follows:

2022	$13,168
2023	9,255
2024	7,558
2025	6,357
2026	4,510
Thereafter	5,460
Total future minimum lease payments	$46,308

17.Stockholders’ Equity

Holders of voting common stock are entitled to one vote per share and to receive dividends. The Company had noncontrolling interests of $261 and $316 as of December 31, 2021, and December 25, 2020, respectively.

Changes in noncontrolling interests each period include net income attributable to noncontrolling interests and cash contributions by minority partners to the Company’s consolidated subsidiaries. There were no cash contributions by minority partners for the years ended December 31, 2021, or December 25, 2020.

In July 2021, the Company amended its Amended and Restated Certificate of Incorporation which, among other things, effected a 150-for-1 stock split of its shares of common stock, increased the par value of its common stock from $0.001 to $0.01 per share, increased the authorized number of shares of its common stock to 500,000 and authorized 50,000 shares of preferred stock. There was no preferred stock outstanding as of December 31, 2021, and December 25, 2020. All references to share and per share amounts in the Company’s consolidated financial statements have been retrospectively revised to reflect the stock split, the increase in par value and the increase in authorized shares.

18.Loss Per Share

Basic loss per share represents net loss divided by the weighted-average shares outstanding. Diluted loss per share is the same as basic income or loss per share, as the Company had no potentially dilutive securities during the years ended December 31, 2021 and December 25, 2020.The following table presents the calculations of basic and diluted loss per share for the years ended December 31, 2021, and December 25, 2020:

	For the Years Ended
	December 31, 2021	December 25, 2020
Net loss attributable to Company	$(36,402)	$(24,884)
Weighted-average shares outstanding - basic and diluted	65,541	58,865
Loss per share - basic and diluted	$(0.56)	$(0.42)

The Company’s restricted stock awards, stock options and restricted stock units were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. Awards with performance and market-based vesting conditions are excluded from the calculation of dilutive potential common shares until the conditions have been

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

satisfied. The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share attributable to common stockholders:

December 31, 2021
Restricted stock awards	635
Time-based options	1,870
Market-based options	489
Restricted stock units	162
Total	3,156

19.Related Parties

The Company’s controlling shareholder, H&F, owns an insurance brokerage vendor used by the Company. For the year ended December 31, 2021, the Company incurred $1,874 of expenses from this vendor, which included $114 of brokerage fees. The Company incurred no expenses for the year ended December 25, 2020 related to this vendor. Additionally, H&F also has an ownership interest in a human capital management, payroll, HR service and workforce management vendor used by the Company. For the years ended December 31, 2021 and December 25, 2020, the Company incurred $541 and $347 of expenses. These expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Amounts owed by the Company in connection with the expenses described above were not material as of December 31, 2021 and December 25, 2020, respectively.

20.Subsequent Events

On January 20, 2022, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) pursuant to which it acquired all of the issued and outstanding shares of Staub Electronics, Ltd. (“Staub”), a Canadian distributor of technology solutions focused on residential and commercial AV integrators, and automotive electronics installers.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide reasonable assurance that, as per the Exchange Act, information required to be disclosed by us in the reports that we file or submit under such Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our CEO and CFO.

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

As disclosed in the section entitled “Risk Factors,” we previously identified a material weakness in our internal control over financial reporting. Specifically, we did not design or maintain an effective control environment over certain information technology (“IT”) general controls or information systems and applications that are relevant to the preparation of our consolidated financial statements. We have taken and intend to continue to take steps to remediate the material weakness described above through additional measures that include hiring additional personnel with public company experience, and further evolving our accounting and business processes related to internal controls over financial reporting, including a plan for future system enhancements. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in the Proxy Statement relating to our 2022 Annual Meeting of Stockholders, and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

Item 11. Executive Compensation

The information required by this Item will be contained in the Proxy Statement relating to our 2022 Annual Meeting of Stockholders, and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owner

The information required by this Item will be contained in the Proxy Statement relating to our 2022 Annual Meeting of Stockholders, and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions

The information required by this Item will be contained in the Proxy Statement relating to our 2022 Annual Meeting of Stockholders, and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this Item, aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), will be contained in the Proxy Statement relating to our 2022 Annual Meeting of Stockholders, and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

Part IV
Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Annual Report:

1.Consolidated Financial Statements. We have filed the consolidated financial statements listed in the index to Consolidated Financial Statements, Schedules and Exhibits in Part II, Item 8, of this Annual Report.
2.Financial Statement Schedules and Other. All financial statement schedules have been omitted because they are not applicable, not material or the required information is shown in the consolidated financial statements or the notes thereto.
3.Exhibits. The exhibits listed below are filed or incorporated by reference as part of this Annual Report.

(b) Exhibits:

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of June 19, 2017, by and among Crackle Purchaser Corp., Crackle Merger Sub I Corp., Crackle Merger Sub II Corp., General Atlantic (Amplify) Hold co LLC, Amplify Holdings LLC, General Atlantic (Amplify) LLC, GA Escrow, LLC and JWF Rollover, LLC (incorporated by reference to Exhibit 2.1 of Snap One Holding Corp.’s Registration Statement on Form S-1, as filed with the SEC on July 2, 2021 (hereinafter the “Registration Statement filed on July 2”)).

3.1
Third Amended and Restated Certificate of Incorporation of Snap One Holdings Corp. (incorporated by reference to Exhibit 3.1 of the 10-Q for Snap One Holdings Corp. for the quarterly period ending June 25, 2021, filed on August 27, 2021).

3.2
Second Amended and Restated Bylaws of Snap One Holdings Corp. (incorporated by reference to Exhibit 3.2 of the 10-Q for Snap One Holdings Corp. for the quarterly period ending June 25, 2021, filed on August 27, 2021).

4.1	Form of Stock Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of the Registration Statement filed on July 2).

4.2*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1
Stockholders Agreement, dated as of July 27, 2021 among Snap One Holdings Corp. and the other parties named therein (incorporated by reference to Exhibit 10.1 of the 10-Q for Snap One Holdings Corp. for the quarterly period ending June 25, 2021, filed on August 27, 2021).

10.2+
Form of Indemnification Agreement between Snap One Holdings Corp. and directors and officers of Snap One Holdings Corp. (incorporated by reference to Exhibit 10.7 of Snap One Holdings Corp.’s Registration Statement filed on July 2).

10.3+
Snap One Holdings Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of Snap One Holdings Corp.’s Registration Statement, as filed with the SEC on July 19, 2021(hereinafter the “Registration Statement filed on July 19”).

10.4+	Form of Option Agreement under the Snap One Holdings Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 of Snap One Holdings Corp.’s Registration Statement filed on July 2).

10.5+
Form of Restricted Stock Unit Agreement under the Snap One Holdings Corp. 2021 Equity Incentive Plan (Employee) (incorporated by reference to Exhibit 10.10 of the Registration Statement filed on July 2).

10.6+
Form of Restricted Stock Unit Agreement under the Snap One Holdings Corp. 2021 Equity Incentive Plan (Director) (incorporated by reference to Exhibit 10.11 of the Registration Statement filed on July 2).

10.7+	Snap One Holdings Corp. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 of the Registration Statement filed on July 19).

10.8+	Snap One Holdings Corp. Directors Deferral Plan (incorporated by reference to Exhibit 10.13 of the Registration Statement filed on July 19).

10.9
Tax Receivable Agreement dated July 27, 2021 between Snap One Holdings Corp. and the TRA Participants named therein (incorporated by reference to Exhibit 10.14 of the 10-Q for Snap One Holdings Corp. for the quarterly period ending June 25, 2021, filed on August 27, 2021).

10.10	Form of Exchange Agreement among Snap One Holdings Corp. and the other parties named therein (Employee) (incorporated by reference to Exhibit 10.15 of the Registration Statement filed on July 19).

10.11	Form of Exchange Agreement among Snap One Holdings Corp. and the other parties named therein (Director) (incorporated by reference to Exhibit 10.16 of the Registration Statement filed on July 19).

10.12	Form of Escrow Agreement among Snap One Holdings Corp. and the other parties named therein (incorporated by reference to Exhibit 10.17 of the Registration Statement filed on July 19).

10.13+
Amended and Restated Employment Agreement, dated as of August 4, 2017, by and between Wirepath Home Systems, LLC (d/b/a SnapAV) and John Heyman (incorporated by reference to Exhibit 10.18 of the Registration Statement filed on July 19).

10.14+
Employment Agreement, dated as of March 22, 2016, by and between Wirepath Home Systems, LLC (d/b/a SnapAV) and Jeffrey Hindman (incorporated by reference to Exhibit 10.19 of the Registration Statement filed on July 19).

10.15+
Offer Letter, dated as of August 4, 2017, by and between Wirepath Home Systems, LLC (d/b/a SnapAV) and Jeffrey Hindman (incorporated by reference to Exhibit 10.20 of the Registration Statement filed on July 19).

10.16+
Employment Agreement, dated as of October 7, 2014, by and between Wirepath Home Systems, LLC (d/b/a SnapAV) and Michael Carlet (incorporated by reference to Exhibit 10.21 of the Registration Statement filed on July 19).

10.17+
Offer Letter, dated as of August 4, 2017, by and between Wirepath Home Systems, LLC (d/b/a SnapAV) and Michael Carlet (incorporated by reference to Exhibit 10.22 of the Registration Statement filed on July 19).

10.18
Credit Agreement, dated as of December 8, 2021, among the Company, as borrower, the lenders and letter of credit issuers party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and swingline lender (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 9, 2021).

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Snap One Holdings Corp.’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Snap One Holdings Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Snap One Holdings Corp.

March 23, 2022	By:	/s/ John Heyman
Name: John Heyman
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ John Heyman
Name: John Heyman	Chief Executive Officer, Director (Principal Executive Officer)	March 23, 2022

/s/ Michael Carlet
Name: Michael Carlet	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2022

/s/ Erik Ragatz
Name: Erik Ragatz	Chairman of the Board	March 23, 2022

/s/ Jacob Best
Name: Jacob Best	Director	March 23, 2022

/s/ Annmarie Neal
Name: Annmarie Neal	Director	March 23, 2022

/s/ Martin Plaehn
Name: Martin Plaehn	Director	March 23, 2022

/s/ Adalio Sanchez
Name: Adalio Sanchez	Director	March 23, 2022

/s/ Amy Steel Vanden-Eykel
Name: Amy Steel Vanden-Eykel	Director	March 23, 2022

/s/ Kenny Wagers
Name: Kenny Wagers	Director	March 23, 2022