Form 10-K/A
period 2021-12-31
Snap One Holdings Corp.
filed 2022-04-25
CIK 1856430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2022 (the “Original Filing”). We are filing this Amendment to amend Item 7 of the Original Filing to add discussions regarding our financial condition and results of operations for the fiscal year ended December 27, 2019 and comparisons between such fiscal year and the fiscal year ended December 25, 2020. In addition, we are filing this Amendment to amend Item 8 of the Original Filing to include information for the fiscal year ended December 27, 2019 that was inadvertently omitted from the audited financial statements included in the Original Filing and to make conforming changes to the report of our independent registered public accounting firm included therein. The information with respect to the fiscal year ended December 27, 2019 included in this Amendment was previously included in our prospectus filed with the SEC on July 29, 2021 pursuant to Rule 424(b) under the Securities and Exchange Act of 1933, as amended, and this Amendment does not make any changes to such previously filed information.

In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and a new consent of our independent registered public accounting firm. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications and consent.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

As used in this Amendment, unless otherwise indicated, references to the “Company,” “Snap One,” “we,” “us,” and “our” refer to Snap One Holdings Corp. and its consolidated subsidiaries. References to the “Former Parent Entity” means Crackle Holdings, L.P., the entity that, until the completion of our initial public offering, held all of our outstanding equity.

Unless otherwise indicated, references to the “Company,” “Snap One,” “we,” “us,” and “our” refer to Snap One Holdings Corp. and its consolidated subsidiaries. References to the “Former Parent Entity” means Crackle Holdings, L.P., the entity that, until the completion of our initial public offering, held all of our outstanding equity.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Amendment. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Actual results could differ materially from those discussed in or implied by forward-looking statements due to various factors, including those discussed below and elsewhere in this Amendment or in the Original Filing, particularly in the “Risk Factors” or in other sections of this Amendment or the Original Filing.

We operate on a 52-week or 53-week fiscal year ending on the last Friday of December each year. Our fiscal year is divided into four quarters of 13 weeks, each beginning on a Saturday and containing one 5-week period followed by two 4-week periods. When a 53-week fiscal year occurs, we report the additional week in the fourth fiscal quarter. References to fiscal year 2019 are to our 52-week fiscal year ended December 27, 2019; references to fiscal year 2020 are to our 52-week fiscal year ended December 25, 2020 and references to fiscal year 2021 are to our 53-week fiscal year ended December 31, 2021.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	For the Years Ended
	December 31, 2021	December 25, 2020	December 27, 2019
	(in thousands)
Net loss	$(36,457)	$(25,228)	$(34,461)
Interest expense	33,162	45,529	35,244
Income tax benefit	(6,642)	(4,351)	(13,357)
Depreciation and amortization	56,581	57,972	39,657
Other expense (income), net	(878)	(1,827)	(1,048)
Loss on extinguishment of debt	12,072	—	—
Equity-based compensation	21,522	4,284	3,673
Compensation expense for payouts in lieu of TRA participation(a)	10,925	—	—
Initial public offering costs(b)	4,755	542	—
Fair value adjustment to contingent value rights(c)	4,900	800	314
Deferred acquisition payments(d)	6,532	9,649	13,615
Deferred revenue purchase accounting adjustment(e)	540	1,012	831
Acquisition- and integration-related costs(f)	407	5,341	20,179
Other(g)	3,337	735	299
Adjusted EBITDA	$110,756	$94,458	$64,946

The following table presents a reconciliation of net loss to Adjusted Net Income for the periods presented:

	For the Years Ended
	December 31, 2021	December 25, 2020	December 27, 2019
	(in thousands)
Net loss	$(36,457)	$(25,228)	$(34,461)
Amortization	48,553	47,491	31,488
Equity-based compensation	21,522	4,284	3,673
Foreign currency (gains) loss	131	(172)	(1,101)
Gain on sale of business	—	(979)	561
Loss on extinguishment of debt	12,072	—	—
Compensation expense for payouts in lieu of TRA participation(a)	10,925	—	—
Initial public offering costs(b)	4,755	542	—
Fair value adjustment to contingent value rights(c)	4,900	800	314
Deferred acquisition payments(d)	6,532	9,649	13,615
Deferred revenue purchase accounting adjustment(e)	540	1,012	831
Acquisition and integration related costs(f)	407	5,341	20,179
Other(g)	3,172	760	225
Income tax effect of adjustments(h)	(23,489)	(15,189)	(15,630)
Adjusted Net Income	$53,563	$28,311	$19,694
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

The following table presents the calculation of Contribution Margin:

	For the Years Ended
	December 31, 2021	December 25, 2020	December 27, 2019
	($ in thousands)
Net sales	$1,008,013	$814,113	$590,842
Cost of sales, exclusive of depreciation and amortization(a)	599,923	474,778	354,821
Net sales less cost of sales, exclusive of depreciation and amortization	$408,090	$339,335	$236,021
Contribution Margin	40.5%	41.7%	39.9%

(a)Cost of sales, exclusive of depreciation and amortization, for fiscal years 2021, 2020 and 2019, excludes depreciation and amortization of $56,581, $57,972 and $39,657, respectively.

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

The following table presents a reconciliation of net cash (used in) provided by operating activities to Free Cash Flow for the periods presented:

	For the Years Ended
	December 31, 2021	December 25, 2020	December 27, 2019
	(in thousands)
Net cash (used in) provided by operating activities	$(30,415)	$64,227	$(4,099)
Purchases of property and equipment	(10,004)	(10,245)	(4,496)
Free Cash Flow	$(40,419)	$53,982	$(8,595)

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

	For the Years Ended
	December 31, 2021	% of Net sales	December 25, 2020	% of Net sales	December 27, 2019	% of Net sales
	($ in thousands)
Net Sales	$1,008,013	100.0%	$814,113	100.0%	$590,842	100.0%
Costs and expenses:
Cost of sales, exclusive of depreciation and amortization	599,923	59.5%	474,778	58.3%	354,821	60.1%
Selling, general and administrative expenses	350,252	34.7%	267,240	32.8%	209,986	35.5%
Depreciation and amortization	56,581	5.6%	57,972	7.1%	39,657	6.7%
Total costs and expenses	1,006,756	99.9%	799,990	98.3%	604,464	102.3%
Income (loss) from operations	1,257	0.1%	14,123	1.7%	(13,622)	(2.3)%
Other expenses (income):
Interest expense	33,162	3.3%	45,529	5.6%	35,244	6.0%
Loss on extinguishment of debt	12,072	1.2%	—	—%	—	—%
Other expense (income), net	(878)	(0.1)%	(1,827)	(0.2)%	(1,048)	(0.2)%
Total other expenses	44,356	4.4%	43,702	5.4%	34,196	5.8%
Loss before income taxes	(43,099)	(4.3)%	(29,579)	(3.6)%	(47,818)	(8.1)%
Income tax benefit	(6,642)	(0.7)%	(4,351)	(0.5)%	(13,357)	(2.3)%
Net loss	(36,457)	(3.6)%	(25,228)	(3.1)%	(34,461)	(5.8)%
Net loss attributable to noncontrolling interest	(55)	0.0%	(344)	0.0%	(97)	0.0%
Net loss attributable to Company	$(36,402)	(3.6)%	$(24,884)	(3.1)%	$(34,364)	(5.8)%

Fiscal Year 2021, Compared to Fiscal Year 2020

Net Sales

	For the Years Ended
	December 31, 2021	December 25, 2020	$ Change	% Change
	($ in thousands)
Net Sales	$1,008,013	$814,113	$193,900	23.8%
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

Fiscal Year 2020, Compared to Fiscal Year 2019

Net Sales

	For the Years Ended
	December 25, 2020	December 27, 2019	$ Change	% Change
	($ in thousands)
Net Sales	$814,113	$590,842	$223,271	37.8%
Net sales increased by $223.3 million, or 37.8%, for fiscal year 2020 compared to fiscal year 2019. The primary driver of this growth in fiscal year 2020 was the full year benefit of acquisitions of Marketing Representatives, Inc. (“MRI”), Custom Plus Distributing, Inc. (“CPD”) and Control4 which occurred in fiscal year 2019. In addition to the full year benefit of the fiscal year 2019 acquisitions, we increased net sales growth through the opening of four new local branches and the ramp up of existing local branches, the continued realization in fiscal year 2020 of revenue synergies from the Control4 acquisition in August 2019 and overall widespread growth across most product categories as a result of increased end consumer spending in residential upgrades and construction in the second half of 2020. Growth was particularly strong across our home technology and security markets. The increase in net sales was partially offset by significant demand declines in March and April of 2020 due to the initial work stoppages caused by COVID-19. On a pro forma basis to give effect to the acquisitions of MRI, CPD and Control4 as if they had occurred on the first day of fiscal year 2019 our combined net sales in fiscal year 2019 would have been $763.8 million, Our net sales for fiscal year 2020 represents growth of 6.6% compared to the pro forma net sales for fiscal year 2019.

Net sales within the United States increased by $190.8 million, in fiscal year 2020, or 36.1%, from $528.6 million in fiscal year 2019 to $719.4 million in fiscal year 2020, largely due to the full year benefit of the MRI, CPD and Control4 acquisitions. International net sales increased $32.5 million in fiscal year 2020, or 52.2%, from $62.2 million in fiscal year 2019 to $94.7 million in fiscal year 2020 driven by the full year benefit of owning Control4, which is the primary contributor to our international net sales. International net sales primarily consist of sales activity in the United Kingdom, Australia and Canada.

Cost of Sales, exclusive of depreciation and amortization

	For the Years Ended
	December 25, 2020	December 27, 2019	$ Change	% Change
	($ in thousands)
Cost of sales, exclusive of depreciation and amortization	$474,778	$354,821	$119,957	33.8%
As a percentage of net sales	58.3%	60.1%

Cost of sales, exclusive of depreciation and amortization increased $120.0 million, or 33.8%, for fiscal year 2020 compared to fiscal year 2019 primarily due to sales growth, which included the full year impact of acquisitions completed in fiscal year 2019 including MRI, CPD and Control4. As a percentage of sales, cost of sales, exclusive of depreciation and amortization declined to 58.3% in fiscal year 2020 from 60.1% in fiscal year 2019. The decline was primarily due to the realization of the full year benefit of sales of lower cost proprietary control and lighting products added through the Control4 acquisition, which generated higher profitability relative to third-party products. On a pro forma basis to give effect to the acquisitions of MRI, CPD and Control4 as if they had occurred on the first day of fiscal year 2019, our combined cost of sales, exclusive of depreciation and amortization in fiscal year 2019 would have been $436.5 million.

Selling, General and Administrative (“SG&A”) Expenses

	For the Years Ended
	December 25, 2020	December 27, 2019	$ Change	% Change
	($ in thousands)
Selling, general and administrative expenses	$267,240	$209,986	$57,254	27.3%
As a percentage of net sales	32.8%	35.5%

Selling, general and administrative expenses increased $57.3 million, or 27.3%, in fiscal year 2020 compared to fiscal year 2019 primarily as a result of the full year impact of acquisitions, along with other investments made in personnel, products and systems to support strategic growth initiatives. These increases in SG&A expenses were partially offset by savings from a decline in travel and entertainment expenses and limited event marketing spend after the first quarter of fiscal year 2020, due to COVID-19 impacts. We also incurred lower transaction costs associated with acquisitions in fiscal year 2020 as compared to the prior year. As a percentage of net sales, SG&A expenses fell to 32.8% in fiscal year 2020 compared to 35.5% in fiscal year 2019.

Depreciation and Amortization

	For the Years Ended
	December 25, 2020	December 27, 2019	$ Change	% Change
	($ in thousands)
Depreciation and amortization	$57,972	$39,657	$18,315	46.2%
As a percentage of net sales	7.1%	6.7%

Depreciation and amortization expenses increased by $18.3 million, or 46.2%, for fiscal year 2020 as compared to fiscal year 2019, primarily due to the customer relationships, trade name and technology intangible assets acquired as a result of the Control4 and other acquisitions in fiscal year 2019. Amortization expense associated with intangible assets acquired in fiscal year 2019 increased from $12.0 million in fiscal year 2019 to $28.2 million in fiscal year 2020. Depreciation expense increased approximately $2.3 million due to additional equipment, computers and leasehold improvements purchased in fiscal year 2020 associated with expansion of certain distribution and testing facilities, increased manufacturing and tooling equipment, and increased local branches driven by recent growth in our business. Additionally, depreciation expense in fiscal year 2020 includes the full-year impact of depreciation of property and equipment acquired in the Control4 and other acquisitions in fiscal year 2019.

Interest Expense

	For the Years Ended
	December 25, 2020	December 27, 2019	$ Change	% Change
	($ in thousands)
Interest expense	$45,529	$35,244	$10,285	29.2%
As a percentage of net sales	5.6%	6.0%

Interest expense increased by $10.3 million, or 29.2%, for fiscal year 2020 as compared to fiscal year 2019. The increase was primarily driven by higher average borrowings in fiscal year 2020 as well as higher amortization of deferred financing costs resulting from the issuance of additional long-term debt of $390.0 million in August 2019 to fund the Control4 acquisition. The above factors were partially offset by lower average borrowing rates in fiscal year 2020 as compared to fiscal year 2019.

Other Income

	For the Years Ended
	December 25, 2020	December 27, 2019	$ Change	% Change
	($ in thousands)
Other income	$(1,827)	$(1,048)	$(779)	74.3%
As a percentage of net sales	(0.2)%	(0.2)%

Other income increased by $0.8 million, or 74.3%, for fiscal year 2020 as compared to fiscal year 2019, primarily due to a $1.0 million gain on sale of a business in fiscal year 2020.

Income Tax Benefit

	For the Years Ended
	December 25, 2020	December 27, 2019	$ Change	% Change
	($ in thousands)
Income tax benefit	$(4,351)	$(13,357)	$9,006	(67.4)%
As a percentage of net sales	(0.5)%	(2.3)%

Income tax benefit decreased by $9.0 million, or 67.4%, for fiscal year 2020 as compared to fiscal year 2019. The effective tax rate changed from 28.4% in fiscal year 2019 to 14.9% in fiscal year 2020. The effective tax rate in fiscal year 2020 differs from the statutory rate primarily due to an increase in valuation allowances related to state and foreign net operating losses and certain state research and development credits that are not expected to be utilized in the future as well as a remeasurement adjustment of our net deferred tax liabilities. Research and development tax credits partially offset the decreases to the effective rate in fiscal year 2020. In fiscal year 2020, we generated a capital loss which is not expected to be utilized in the future and we have provided a full valuation allowance. In fiscal year 2019, the effective rate differs from the statutory rate primarily due to research and development tax credits, partially offset by changes in uncertain tax positions and valuation allowances. See Note 13 to our consolidated financial statements for a reconciliation of our effective income tax with the statutory rate for fiscal year 2020 and fiscal year 2019.

We entered into a tax receivable agreement on July 29, 2021 that provides for the payment by us to the TRA Participants of 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize, or are deemed to realize (calculated using certain assumptions), as a result of the utilization of our net operating losses, credits and other tax benefits subject to the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Please see “- Contractual Obligations - Tax Receivable Agreement” below.

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

Historical Cash Flows

The following table sets forth our cash flows for fiscal years 2021, 2020 and 2019:

	For the Year Ended
	December 31, 2021	December 25, 2020	December 27, 2019
	(in thousands)
Net cash (used in) provided by operating activities	$(30,415)	$64,227	$(4,099)
Net cash used in investing activities	$(37,383)	$(9,566)	$(588,602)
Net cash provided by (used in) financing activities	$31,837	$(10,863)	$617,904

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

Net cash provided by operating activities increased by $68.3 million from net cash used of $4.1 million in fiscal year 2019 to net cash provided of $64.2 million in fiscal year 2020. The increase primarily resulted from a decrease in net loss as adjusted for non-cash items as well as actions taken to improve working capital in response to the COVID-19 pandemic. The increase in cash generated in fiscal year 2020 was attributable to growth of our overall business, the full year benefit of operations from the acquisitions of MRI, CPD and Control4, including lowered transaction costs, as well as a decline in travel and entertainment and event marketing spend due to the COVID-19 impacts. Additionally, we significantly improved our working capital position in light of the COVID-19 pandemic by increasing focus on collections of accounts receivable, managing inventory levels, and negotiating extended payment terms with vendors, resulting in increased cash flow from operations in fiscal year 2020.

Investing Activities

Net cash used in investing activities was $37.4 million in fiscal year ended 2021, as compared to $9.6 million in fiscal year 2020, an increase of $27.8 million. The increase in net cash used in investing activities for fiscal year 2021 was primarily due to the acquisition of Access Networks in the second quarter of 2021.

Net cash used in investing activities decreased by $579.0 million from $588.6 million in fiscal year 2019 to $9.6 million in fiscal year 2020. Net cash used in investing activities in fiscal year 2020 primarily consisted of $10.2 million of capital expenditures for equipment, computers and leasehold improvements. Net cash used in investing activities in 2019 included $584.2 million associated with the acquisitions of MRI, CPD and Control4 as well as $4.5 million of capital expenditures. See Note 3 to our consolidated financial statements included elsewhere in this Amendment for further discussion of our acquisitions.

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

Net cash used in financing activities decreased by $628.8 million from net cash provided of $617.9 million in fiscal year 2019 to net cash used of $10.9 million in fiscal year 2020. Net cash used in financing activities in fiscal year 2020 included $6.8 million of payments on long-term debt and net payments of $5.0 million on our Revolving Credit Facility. In fiscal year 2019, net cash provided by financing activities was driven by proceeds of $390.0 million from the issuance of the Incremental Term Loan and $255.0 million in capital contributions both of which were related to the acquisition of Control4. We also paid $20.2 million in debt issuance costs associated with the Incremental Term Loan and $4.0 million in net payments on our Revolving Credit Facility in fiscal year 2019. See Note 8 to our consolidated financial statements included elsewhere in this Amendment for further discussion of our debt obligations.

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

We review identifiable definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For fiscal years 2021, 2020 and 2019, we determined that there were no indicators of impairment relating to identifiable definite lived intangible assets.

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

Emerging Growth Company Status

We qualify as an “emerging growth company” as defined in the JOBS Act. An emerging growth company may take advantage of reduced reporting requirements that are not otherwise applicable to public companies. These provisions include, but are not limited to:

•not being required to comply with the requirement to provide the auditor attestation report on internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act;
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Snap One Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Snap One Holdings Corp. and subsidiaries (the "Company") as of December 31, 2021 and December 25, 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three fiscal years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 25, 2020, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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
See accompanying Notes to the Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries

Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Years Ended
	December 31, 2021	December 25, 2020	December 27, 2019
Net sales	$1,008,013	$814,113	$590,842
Costs and expenses:
Cost of sales, exclusive of depreciation and amortization	599,923	474,778	354,821
Selling, general and administrative expenses	350,252	267,240	209,986
Depreciation and amortization	56,581	57,972	39,657
Total costs and expenses	1,006,756	799,990	604,464
Income (loss) from operations	1,257	14,123	(13,622)
Other expenses (income):
Interest expense	33,162	45,529	35,244
Loss on extinguishment of debt	12,072	—	—
Other expense (income), net	(878)	(1,827)	(1,048)
Total other expenses	44,356	43,702	34,196
Loss before income taxes	(43,099)	(29,579)	(47,818)
Income tax benefit	(6,642)	(4,351)	(13,357)
Net loss	(36,457)	(25,228)	(34,461)
Net loss attributable to noncontrolling interest	(55)	(344)	(97)
Net loss attributable to Company	$(36,402)	$(24,884)	$(34,364)

Net loss per share, basic and diluted	$(0.56)	$(0.42)	$(0.59)
Weighted average shares outstanding, basic and diluted	65,541	58,865	58,103
See accompanying Notes to the Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	For the Years Ended
	December 31, 2021	December 25, 2020	December 27, 2019
Net loss	$(36,457)	$(25,228)	$(34,461)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(784)	795	(39)
Comprehensive loss	(37,241)	(24,433)	(34,500)
Comprehensive loss attributable to noncontrolling interest	(55)	(344)	(97)
Comprehensive loss attributable to Company	$(37,186)	$(24,089)	$(34,403)
See accompanying Notes to the Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Accumulated Deficit		Noncontrolling Interest	Total Stockholders’ Equity
Balance - December 25, 2020	59,217	$592	$659,093	$(43,018)	$756	$316	$617,739
Net loss	—	—	—	(36,402)	—	(55)	(36,457)
Equity Contributions	—	—	10,025	—	—	—	10,025
Foreign currency translation adjustments	—	—	—	—	(784)	—	(784)
Equity-based compensation	—	—	21,522	—	—	—	21,522
Issuance of common stock for initial public offering, net of offering costs	15,021	150	249,004	—	—	—	249,154
Issuance of common stock pursuant to equity incentive plans	189	2	(2)	—	—	—	—
Establishment of income tax receivable liability	—	—	(112,681)	—	—	—	(112,681)
Other	—	—	(243)	—	—	—	(243)
Balance - December 31, 2021	74,427	$744	$826,718	$(79,420)	$(28)	$261	$748,275

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Accumulated Deficit		Noncontrolling Interest	Total Stockholders’ Equity
Balance - December 27, 2019	58,140	$581	$654,420	$(18,134)	$(39)	$99	$636,927
Net loss	—	—	—	(24,884)	—	(344)	(25,228)
Equity Contributions	—	—	400	—	—	561	961
Foreign currency translation adjustments	—	—	—	—	795	—	795
Equity-based compensation	—	—	4,284	—	—	—	4,284
Additional share issuance	1,077	11	(11)	—	—	—	—
Balance - December 25, 2020	59,217	$592	$659,093	$(43,018)	$756	$316	$617,739

Snap One Holdings Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Accumulated Deficit		Noncontrolling Interest	Total Stockholders’ Equity
Balance - December 28, 2018	58,077	$581	$395,255	$16,230	$—	$64	$412,130
Net loss	—	—	—	(34,364)	—	(97)	(34,461)
Equity Contributions	63	—	255,510	—	—	132	255,642
Foreign currency translation adjustments	—	—	—	—	(39)	—	(39)
Equity-based compensation	—	—	3,673	—	—	—	3,673
Repurchase of equity units	—	—	(18)	—	—	—	(18)
Balance - December 27, 2019	58,140	$581	$654,420	$(18,134)	$(39)	$99	$636,927

See accompanying Notes to the Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended
	December 31, 2021	December 25, 2020	December 27, 2019
Cash flows from operating activities:
Net loss	$(36,457)	$(25,228)	$(34,461)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	56,581	57,972	39,657
Amortization of debt issuance costs	5,053	6,101	3,895
Loss on extinguishment of debt	12,072	—	—
Unrealized loss on interest rate cap	—	5	257
Deferred income taxes	(7,977)	(5,423)	(13,772)
(Gain) loss on sale of business	—	(979)	561
Loss on sale and disposal of property and equipment	437	29	—
Equity-based compensation	21,522	4,284	3,673
Bad debt expense	801	1,094	838
Fair value adjustment to contingent value rights	4,900	800	314
Valuation adjustment to TRA liability	(275)	—	—
Change in operating assets and liabilities:
Accounts receivable	(2,956)	(4,231)	(3,191)
Inventories	(51,844)	7,862	(9,332)
Prepaid expenses and other assets	(27,407)	1,932	1,934
Accounts payable and accrued liabilities	(4,865)	20,009	5,528
Net cash (used in) provided by operating activities	(30,415)	64,227	(4,099)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(26,025)	—	(584,192)
Purchases of property and equipment	(10,004)	(10,245)	(4,496)
Issuance of notes receivable	(925)	—	—
Proceeds from sale of business	—	600	—
Other	(429)	79	86
Net cash used in investing activities	(37,383)	(9,566)	(588,602)
Cash flows from financing activities:
Proceeds from long-term debt	465,000	—	390,000
Payments on long-term debt	(672,608)	(6,824)	(2,923)
Payments of debt issuance costs	(9,709)	—	(20,198)
Proceeds from revolving credit facility	—	52,000	34,000
Payments on revolving credit facility	—	(57,000)	(38,000)
Proceeds from initial public offering, net of offering costs	249,154	—	—
Proceeds from capital contributions	—	961	255,043
Repurchase of equity units	—	—	(18)
Net cash provided by (used in) financing activities	31,837	(10,863)	617,904
Effect of exchange rate changes on cash and cash equivalents	(920)	483	(125)
Net (decrease) increase in cash and cash equivalents	(36,881)	44,281	25,078
Cash and cash equivalents at beginning of the period	77,458	33,177	8,099
Cash and cash equivalents at end of the period	$40,577	$77,458	$33,177
Supplementary cash flow information:
Cash paid for interest	$34,273	$42,845	$21,939
Cash paid (refunds) for taxes, net	$2,065	$217	$(1,591)
Noncash investing and financing activities:
Noncash tax receivable agreement liability	$112,681	$—	$—
Noncash equity contribution	$10,025	$428	$599
Capital expenditure in accounts payable	$775	$140	$349
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

The Company’s fiscal year is the 52 or 53-week period that ends on the last Friday of December. Fiscal year 2021 is a 53-week period, and fiscal years 2020 and 2019 were 52-week periods.

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

Changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2021, December 25, 2020 and December 27, 2019 are as follows:

Allowance for doubtful accounts - December 28, 2018	$615
Bad debt expense	838
Write-offs	(697)
Allowance for doubtful accounts acquired	1,380
Allowance for doubtful accounts - December 27, 2019	$2,136
Bad debt expense	1,094
Write-offs	(877)
Allowance for doubtful accounts - December 25, 2020	$2,353
Bad debt expense	801
Write-offs	(686)
Allowance for doubtful accounts - December 31, 2021	$2,468

Concentration of Credit Risk — The Company’s cash and cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Certain balances in cash and cash equivalents exceed the Federal Deposit Insurance Corporation limit of $250. The Company believes credit risk related to these deposits is minimal. Accounts receivable are derived from revenue earned from customers. For the years ended December 31, 2021, December 25, 2020 and December 27, 2019, no customer accounted for more than 10% of net sales. No individual customer accounted for more than 10% of accounts receivable, net, at December 31, 2021 or December 25, 2020.

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

Property and equipment, net is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The recoverability of property and equipment, net is evaluated by comparing the carrying amount to the estimated undiscounted cash flows. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment charge would be recognized for the amount by which the carrying amount exceeds the fair value of the property and equipment, net. There were no impairment losses recognized by the Company for the years ended December 31, 2021, December 25, 2020 and December 27, 2019.

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

The Company reviews identifiable definite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the years ended December 31, 2021, December 25, 2020 and December 27, 2019, the Company determined there were no indicators of impairment relating to identifiable definite lived intangible assets. The Company amortizes definite lived intangible assets using the straight-line method over their estimated useful lives. See Note 7.

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

Warranties — The Company provides assurance-type warranties on most of its proprietary products covering periods that vary between one year and the lifetime of the product. The warranties cover products that are defective under normal conditions of use and are in-line with industry standards. The Company estimates the costs that may be incurred under its warranties and records the liability at the time product sales are recorded. The warranty liability is primarily based on historical failure rates and costs to repair or replace the product, including any necessary shipping costs. Changes in the Company’s accrued warranty liability for the years ended December 31, 2021, December 25, 2020 and December 27, 2019 can be found in Note 11.

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

The Company has various customer rewards programs (“marketing incentive programs”), which enable participants to earn points for qualifying rewards. The points are redeemed for rewards, including various prizes or product credits for future purchases. The marketing incentive programs provide the customer a material right and give rise to a separate performance obligation. The related revenue and expense incurred are recognized at the time of redemption, expiration, or forfeiture, as that is the point at which the performance obligation related to this incentive program is satisfied. As of December 31, 2021, and December 25, 2020, deferred revenue relating to marketing incentive programs was $768 and $1,508, respectively. The deferred revenue relating to marketing incentive programs is recorded in accrued liabilities on the Company’s consolidated balance sheets. The expense associated with the marketing incentive programs was $1,245 and $1,672 for the years ended December 31, 2021, and December 25, 2020, respectively, and was included in cost of sales, exclusive of depreciation and amortization, in the accompanying consolidated statements of operations. There was no expense associated with marketing incentive programs for the year ended December 27, 2019.

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

The Company has elected to account for shipping and handling costs as activities to fulfill the promise to transfer the goods. As a result of this accounting policy election, the Company does not consider shipping and handling activities as promised services to its customers. Therefore, shipping and handling costs billed to customers are recorded in net sales, and the related costs in selling, general and administrative expenses.

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

The Company includes the cost of shipping and handling products sold to customers in selling, general and administrative expenses, and records the cost as incurred. Shipping charges billed to customers are included in net sales. For the years ended December 31, 2021, December 25, 2020, and December 27, 2019, shipping and handling costs totaled $27,500, $21,993, and $18,340, respectively.

Research and Development Expenses — Research and development expenses consist primarily of personnel-related expenses for employees working on the product development and software and device engineering teams, including salaries, bonuses, stock-based compensation, benefits and other personnel costs, consulting and contractor expenses, as well as costs for prototypes, facilities, and travel. Research and development expenses were $65,459, $51,967 and $41,520 for the years ended December 31, 2021, December 25, 2020, and December 27, 2019, respectively.

Advertising — Advertising costs, which are expensed as incurred, consist primarily of direct mail and print advertising, internet marketing and advertising, and trade show events. Advertising expenses were $5,789, $4,476 and $5,653 for the years ended December 31, 2021, December 25, 2020 and December 27, 2019, respectively.

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

Recently Adopted Accounting Pronouncements — In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350) — Simplifying the Test for Goodwill Impairment, which removes step two of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment amount will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Recently, the FASB issued ASU 2019-10, which deferred the effective date for annual or interim goodwill impairment tests to fiscal years beginning after December 15, 2022, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The Company adopted this standard for the year starting December 28, 2019. The adoption of this standard has not had a material impact on the Company’s consolidated financial statements.

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

3.    Acquisitions

All of the Company’s acquisitions have been accounted for under ASC 805, Business Combinations. Accordingly, the accounts of the acquired companies, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the consolidated financial statements from their respective dates of acquisition. The accounting for the business combinations outlined below were complete as of December 31, 2021. There were no material acquisitions during the year ended December 25, 2020.

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

The trade names have been valued using the relief from royalty method under the income approach to estimate the cost savings that will accrue to the Company, which would otherwise have to pay royalties or license fees on revenue earned by using the asset. Estimated useful lives were determined based on management’s estimate of the period of time the name will be in use.

Technology has been valued using the relief from royalty method to value technology related to three major categories: Other Home Automation, Lighting and Speakers. The relief from royalty method, a derivative of the income approach, was used to estimate the cost savings that will accrue to the Company, which would otherwise have to pay royalties or license fees on revenue earned through the use of the asset. Estimated useful lives were determined based on management’s estimate of the period the technology will be in use.

Transaction Completed in Fiscal Year 2021 — On May 4, 2021, the Company entered into a Purchase Agreement (“Purchase Agreement”) pursuant to which it acquired the issued and outstanding shares of ANLA, LLC. (“Access Networks”), an enterprise-grade networking solutions provider offering networking products, design, configuration, monitoring and support services. The acquisition enhances the Company’s networking solutions for residential and commercial networks. The Company agreed to a purchase price of $36,334, consisting of both cash and equity, plus contingent consideration of up to $2,000 based upon the achievement of specified financial targets. The acquisition closed on May 28, 2021. During the measurement period, certain adjustments were recorded to increase the purchase price to $36,641 and goodwill to $21,026 to account for updated working capital and deferred tax liability calculations.

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

Transactions Completed in Fiscal Year 2019 — On March 14, 2019, the Company executed a stock purchase agreement with Marketing Representatives, Inc. (“MRI”), a New England based distributor of audiovisual equipment to home installers for cash consideration of $9,260, net of cash of $201, to expand the Company’s retail presence. The MRI Acquisition was funded by a combination of the Company’s cash on hand and borrowings.

On July 17, 2019, the Company executed a stock purchase agreement with Custom Plus Distributing, Inc. (“CPD”), a West Coast based distributor of audio-visual equipment to home installers for $12,507, net of cash of $814, to expand the Company’s retail presence. The CPD Acquisition was funded by a combination of the Company’s cash on hand and borrowings.

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

On May 8, 2019, the Company entered into an agreement and plan of merger to acquire all the issued and outstanding shares of common stock of Control4 Corporation (“C4” or “Control4”). On August 1, 2019, the transaction was executed for $563,024, net of cash of $21,272, to expand the Company’s product offerings. The acquisition of Control4 was funded through a cash contribution from H&F to the Company of $218,695, proceeds from the incremental borrowing under the amendment to the Company’s Old Credit Agreement of $365,002 (see Note 8), and the rollover shareholders’ interest valued at $599.

The Company records purchase price in excess of amounts allocated to identifiable assets and liabilities as goodwill. Goodwill includes, but is not limited to, the value of the workforce in place, ability to generate profits and cash flows, and an established going concern.

Together, these three acquisitions are referred to as the “2019 acquisitions”. The allocation of the purchase price for the 2019 acquisitions is as follows:

	MRI	CPD	C4	Total
Accounts receivable	$902	$437	$21,725	$23,064
Inventories	5,908	6,084	49,654	61,646
Prepaid expenses and other current assets	84	64	8,716	8,864
Property and equipment	219	174	8,914	9,307
Other intangible assets	3,397	8,078	297,152	308,627
Deferred tax assets	166	150	675	991
Other assets	—	—	1,038	1,038
Total identifiable assets acquired	10,676	14,987	387,874	413,537
Accounts payable	2,694	4,153	20,551	27,398
Accrued liabilities	950	681	39,256	40,887
Other liabilities	—	—	6,985	6,985
Deferred tax liabilities	—	—	41,003	41,003
Total liabilities assumed	3,644	4,834	107,795	116,273
Total fair value of net assets, excluding goodwill	7,032	10,153	280,079	297,264
Goodwill	2,228	2,354	282,945	287,527
Total purchase consideration, net of cash	$9,260	$12,507	$563,024	$584,791

Accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities and other current liabilities (with the exception of deferred revenue as discussed below) were stated at their historical carrying values, which approximated their fair value given the short-term nature of these assets and liabilities for the 2019 acquisitions.

The cumulative fair value of accounts receivables acquired in the 2019 acquisitions includes gross amounts due of $24,444, of which $1,380 is expected to be uncollectible.

Inventories were also stated at their historical carrying value, which approximated their fair value based on the nature of the inventory acquired and analysis of current replacement costs and obsolescence.

Property and equipment acquired consisted of equipment, computers and software, furniture and fixtures, and leasehold improvements. The historical carrying value of property and equipment was considered to approximate the fair value based on the nature of the assets acquired and analysis of physical deterioration and obsolescence.

For income tax purposes, a carryover basis in goodwill of $1,698, $1,146, and $356 will be deductible in future periods for MRI, CPD and C4, respectively.

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

The Company recorded intangible assets related to the 2019 acquisitions based on their estimated fair values, which consisted of the following:

	Useful Lives (Years)	MRI	CPD	C4	Total
Customer relationships	13 - 25	$2,575	$7,144	$155,000	$164,719
Trade name	2 - 10	822	934	47,000	48,756
Technology- Other Home Automation	5	—	—	65,152	65,152
Technology- Lighting	10	—	—	24,000	24,000
Technology- Speakers	15	—	—	6,000	6,000
Total Intangible Assets		$3,397	$8,078	$297,152	$308,627

Other liabilities assumed consisted primarily of warranty reserves and deferred revenue. The long-term warranty reserves are primarily based on historical failure rates, costs to repair or replace the product, and any necessary shipping costs, which is considered to approximate the fair value of the remaining obligation for the 2019 acquisitions.

Deferred revenue was valued using the bottom-up method, a derivative of the income approach, whereby the estimated costs required to fulfill the obligation plus an appropriate profit margin were discounted to fair value, resulting in a cumulative balance for the 2019 acquisitions of $4,971 in accrued liabilities and $3,123 in other liabilities.

The Company recognized $11,828 of transaction-related expenses, consisting primarily of advisory, legal, and other professional fees related to the 2019 acquisitions. These transaction-related expenses were incurred by and for the benefit of the Company, and were included in selling, general and administrative expenses in the consolidated statements of operations.

The operating results of C4, MRI and CPD have been included in the Company’s consolidated statements of operations and comprehensive loss since the respective acquisition dates. The following table shows the net sales and net income (loss) attributable to each acquired entity from the acquisition date until the end of the Company’s fiscal year ending December 27, 2019.

Acquired entity	Time period	Net Sales	Net Income (Loss)
MRI	March 14, 2019 to December 27, 2019	$26,854	$825
CPD	July 17, 2019 to December 27, 2019	$15,693	$(300)
Control4	August 1, 2019 to December 27, 2019	$108,377	$(8,084)

Unaudited Pro Forma Information — The unaudited pro forma information below presents the consolidated results of operations for the fiscal year ending December 27, 2019, as if the acquisitions had occurred on the first day of the fiscal year (December 29, 2018). The adjustments reflected in the pro forma results relate to interest expense on the debt to fund the acquisitions, the amortization of acquired intangibles, adjustments for revenue recognition and the related tax effects of these adjustments.

2019
Net sales	$763,783
Net loss	$(69,377)

This information is presented for informational purposes only and does not necessarily represent what the combined company’s results of operations would have been if the acquisition had occurred as indicated or serve to project such results in future periods. The pro forma results do not include any anticipated synergies, cost savings or other expected benefits of an acquisition.

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

The following table represents the changes in deferred revenue for the years ended December 31, 2021, December 25, 2020 and December 27, 2019:

	December 31, 2021	December 25, 2020	December 27, 2019
Deferred revenue – beginning of period	$30,466	$23,820	$9,292
Amounts billed, but not recognized	28,536	28,366	16,596
Recognition of revenue	(27,086)	(21,720)	(10,162)
Deferred revenue acquired	1,469	—	8,094
Deferred revenue – end of period	$33,385	$30,466	$23,820
The Company recorded deferred revenue of $20,944 in accrued liabilities and $12,441 in other liabilities as of December 31, 2021. The Company recorded deferred revenue of $18,654 in accrued liabilities and $11,812 in other liabilities as of December 25, 2020.

Disaggregation of Revenue — The following table sets forth revenue from the United States and all international dealers and distributors for the years ended December 31, 2021, December 25, 2020 and December 27, 2019:

	2021	2020	2019
United States	$889,000	$719,429	$528,634
International	119,013	94,684	62,208
Total	$1,008,013	$814,113	$590,842

Additionally, the Company’s revenue includes amounts recognized over time and at a point in time, and are as follows for the years ended December 31, 2021, December 25, 2020 and December 27, 2019:

	2021	2020	2019
Products transferred at a point in time	$980,927	$792,393	$580,623
Services transferred over time	27,086	21,720	10,219
Total	$1,008,013	$814,113	$590,842

Disaggregation of Property & Equipment — Property and equipment, net, by geography as of December 31, 2021 and December 25, 2020:

	2021	2020
United States	$18,027	$15,550
International	4,576	4,658
Total	$22,603	$20,208

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

Changes in the Company’s reserve for obsolete and slow-moving inventory as of December 31, 2021, December 25, 2020, and December 27, 2019 consisted of the following:

Inventory Reserve - December 28, 2018	$878
Valuation allowance	3,740
Write-offs	(1,457)
Inventory reserves acquired	3,428
Inventory Reserve - December 27, 2019	$6,589
Valuation allowance	4,579
Write-offs	(718)
Inventory Reserve – December 25, 2020	$10,450
Valuation allowance	4,578
Write-offs	(4,450)
Inventory Reserve – December 31, 2021	$10,578

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

Total depreciation expense for the years ended December 31, 2021, December 25, 2020, and December 27, 2019 was $8,028, $10,481 and $8,169, respectively.

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

Total amortization expense for intangible assets for the years ended December 31, 2021, December 25, 2020 and December 27, 2019 was $48,553, $47,491 and $31,488, respectively. The weighted-average useful life remaining for amortizing definite lived intangible assets was approximately 15.2 years as of December 31, 2021.

As of December 31, 2021, the estimated amortization expense for intangible assets for the next five fiscal years and thereafter are as follows:

2022	$48,321
2023	47,183
2024	40,681
2025	33,065
2026	33,065
Thereafter	308,313
Total	$510,628

8.Debt Agreements

On August 4, 2017, the Company’s wholly owned subsidiary, Wirepath, LLC, (“Borrower”), entered into a credit agreement (as amended from time to time, “Old Credit Agreement”), consisting of a senior secured term loan (“Initial Term Loan”) and a senior secured revolving credit facility (“Old Revolving Credit Facility”). On February 5, 2018, the Borrower repriced the Old Credit Agreement to reduce the margin on the Initial Term Loan and Old Revolving Credit Facility. On October 31, 2018, the Borrower repriced the Initial Term Loan facility to further reduce the margin under the Initial Term Loan, increased the aggregate amount of the Initial Term Loan, and further reduced the margin under the Old Revolving Credit Facility. On August 1, 2019, the Borrower amended the Old Credit Agreement to borrow an additional senior secured term loan (“Incremental Term Loan” and, together with the Initial Term Loan, as amended, “Old Term Loans”) and increased the commitments under the Old Revolving Credit Facility. Debt issuance costs of $20,198 incurred in connection with the 2019 amendment were deferred and amortized over the life of the related debt. The Company made

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

fixed equal quarterly installments on the Old Term Loans in an amount equal to 1.0% per annum of the total aggregate principal thereof immediately after borrowing, with balance due at maturity.

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

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

As of December 31, 2021, the future amortization of debt issuance costs was as follows:

2022	$1,858
2023	1,925
2024	1,993
2025	2,066
2026	2,123
Thereafter	3,797
Total	$13,762

Interest expense as of December 31, 2021, December 25, 2020 and December 27, 2019 consisted of the following:

	2021	2020	2019
Interest expense from Old Term Loans	$26,124	$37,776	$29,975
Interest expense from Old Revolving Credit Facility	462	1,632	1,146
Interest expense from New Term Loan	1,485	—	—
Interest expense from New Revolving Credit Facility	38	—	—
Interest expense from Rate Cap	—	20	228
Amortization of debt issuance costs	5,053	6,101	3,895
Total interest expense	$33,162	$45,529	$35,244

Debt Covenants and Default Provisions — The Credit Agreement contains various customary affirmative and negative covenants. The Company was in compliance with all debt covenants as of December 31, 2021 and December 25, 2020.

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

	Fair value at December 31, 2021	Valuation Technique	Unobservable Input	Volatility
Contingent Value Rights	$8,900	Monte Carlo	Volatility	45 -50%

Changes in the CVRs for the years ended December 31, 2021, December 25, 2020 and December 27, 2019 were as follows:

	December 31, 2021	December 25, 2020	December 27, 2019
CVR fair value – beginning of period	$4,000	$3,200	$2,886
Fair value adjustments	4,900	800	314
CVR fair value – end of period	$8,900	$4,000	$3,200

There were no transfers into or out of Level 3 during the years ended December 31, 2021 or December 25, 2020.

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

10.Accrued Liabilities

Accrued liabilities as of December 31, 2021, and December 25, 2020, consisted of the following:

	December 31, 2021	December 25, 2020
Payroll, vacation, and bonus accruals	$21,340	$29,700
Deferred revenue	20,944	18,654
Warranty reserve	14,549	11,767
Customer rebate program	4,775	2,140
Sales return allowance	3,999	3,741
Taxes	1,774	752
Incurred but not reported self-insurance	1,556	1,215
Interest payable	1,523	7,576
Other accrued liabilities	5,057	5,113
Total accrued liabilities	$75,517	$80,658

11.Warranties

Changes in the Company’s accrued warranty liability for the years ended December 31, 2021, December 25, 2020 and December 27, 2019, were as follows:

Accrued warranty – December 28, 2018	$11,335
Warranty claims	(9,686)
Warranty provisions	15,795
Acquired warranty liability	2,545
Accrued warranty – December 27, 2019	$19,989
Warranty claims	(12,252)
Warranty provisions	8,786
Accrued warranty – December 25, 2020	$16,523
Warranty claims	(12,455)
Warranty provisions	14,704
Accrued warranty – December 31, 2021	$18,772
As of December 31, 2021, the Company has recorded accrued warranty liabilities of $14,549 in accrued liabilities and $4,223 in other liabilities in the accompanying consolidated balance sheet. As of December 25, 2020, the Company has recorded accrued warranty liabilities of $11,767 in accrued liabilities and $4,756 in other liabilities.

12.Retirement Plan

The Company has a 401(k) plan that covers eligible employees as defined by the plan agreement. As of January 1, 2020, the Company matches 100% of employee contributions to the plan, up to 3% of the employees’ total compensation, and 50% of employee contributions to the plan, up to 6% of the employees’ total compensation. Prior to January 1, 2020, the Company matched 50% of employee contributions to the plan, up to 3% of the employees’ total compensation. As a result of the Control4 acquisition, transitioning employees remained on their legacy 401(k) benefit plan through December 31, 2019. Under this plan, the Company matched 100% of the first 1% of employee contributions and 70% of the next 5% of employee contributions, which vested immediately.

Company contributions to the plan, net of forfeitures, were $4,471, $3,727 and $2,069 for the years ended December 31, 2021, December 25, 2020 and December 27, 2019, respectively.

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

13.Equity Agreements and Incentive Equity Plans

Former Parent Entity Incentive Plan — In October 2017, the Former Parent Entity approved the Class B Unit Incentive Plan (“2017 Plan”) pursuant to the Former Parent Entity’s partnership agreement (“Partnership Agreement”), which established the terms and provided for grants of certain incentive units to employees, officers, directors, consultants, and advisors of the Former Parent Entity containing service-based and/or market-based vesting criteria. Class B-1 Incentive Units (“B-1 Units”) issued under the 2017 Plan vest in installments over a five-year period, subject to the grantee’s continued employment or service. Class B-2 Incentive Units (“B-2 Units” and collectively with the B-1 Units, “Incentive Units”) issued under the 2017 Plan contain both service conditions consistent with the B-1 Units and market-based vesting conditions that require the achievement of a specified return hurdle to the controlling shareholders in order to vest. The fair value of equity-classified awards is determined on the date of grant and is not remeasured. All B-1 Units and B-2 Units are classified as equity awards. For B-2 Units, the determination of the fair value of these awards takes into consideration the likelihood of achievement of the market condition. Prior to the modification of the Incentive Units in connection with the Company’s IPO on July 27, 2021, the Company recognized $2,605 of compensation expense related to the Incentive Units within selling, general and administrative expenses in the accompanying consolidated statements of operations during the year ended December 31, 2021. The Company recognized $4,284 and $3,673 of compensation expense within selling, general and administrative expenses related to Incentive Units for the years ended December 25, 2020 and December 27, 2019, respectively.

Prior to the IPO, the B-1 and B-2 units granted and the total grant-date fair value of B-1 Units that vested during the year ended December 31, 2021 were not significant. The fair value of Incentive Units granted during the years ended December 25, 2020 and December 27, 2019 was estimated using an option pricing model with the following key assumptions:

	2020	2019
Expected holding period	4 years	5 years
Risk-free rate of return	0.20 - 0.30%	1.76%
Expected dividend yield	—%	—%
Expected volatility	47 - 51%	30%
Discount for lack of marketability	20 - 25%	20%

The Company estimated a discount for lack of marketability (“DLOM”) using a put option model. The DLOM reflects the lower value placed on securities that are not freely transferable, as compared to those that trade frequently in established markets.

The weighted-average grant date fair value per share of B-1 Units granted during the years ended December 25, 2020 and December 27, 2019 was $0.42 and $0.40, respectively. The weighted-average grant date fair value per share of B-2 Units granted during the year ended December 27, 2019 was $0.21. There were no B-2 Units granted during the year ended December 25, 2020. The total grant-date fair value of B-1 Units that vested during the years ended December 25, 2020 and December 27, 2019 was $4,260 and $2,546, respectively.

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

The Company recognized $4,265, $7,353 and $10,790 of compensation expense relating to the Replacement Awards within selling, general and administrative expenses in the accompanying consolidated statement of operations during the years ended December 31, 2021, December 25, 2020 and December 27, 2019, respectively.

There was approximately $507 of unrecognized compensation expense related to the nonvested Replacement Awards, which is expected to be recognized subsequent to December 31, 2021 over a weighted-average period of less than one year. Total unrecognized compensation expense will be adjusted for any future forfeitures.

14.Income Taxes

Income (loss) before income taxes, excluding loss for noncontrolling interests, consists of the following:

	December 31, 2021	December 25, 2020	December 27, 2019
Domestic	$(44,650)	$(26,998)	$(43,760)
Foreign	1,606	(2,237)	(3,961)
Total	$(43,044)	$(29,235)	$(47,721)

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

The components of income tax benefit for the years ended December 31, 2021, December 25, 2020 and December 27, 2019, were as follows:

	December 31, 2021	December 25, 2020	December 27, 2019
Current
Federal	$—	$—	$—
State	1,005	96	202
Foreign	330	976	213
Total	1,335	1,072	415
Deferred
Federal	(5,708)	(8,778)	(12,852)
State	(1,963)	3,756	(822)
Foreign	(306)	(401)	(98)
Total	(7,977)	(5,423)	(13,772)
Income tax benefit	$(6,642)	$(4,351)	$(13,357)

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

The Company recorded gross unrecognized tax benefit (expense) of $161, $(187) and $7,234 during the years ended December 31, 2021, December 25, 2020 and December 27, 2019, respectively. During the next 12 months, a federal statute of limitation related to uncertain tax positions will lapse, resulting in a reduction in unrecognized tax benefit and an expense of $85.

The Company’s treatment of interest and penalties related to the resolution of uncertain tax positions is to report them as a component of income tax expense. However, the Company’s current unrecognized tax benefits are presented net with

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

their related deferred tax assets, therefore, no interest and penalties have been included in the Company’s income tax expense for years ended December 31, 2021, December 25, 2020 and December 27, 2019.

Balance - December 28, 2018	$1,047
Additions for tax position of the current year	7,234
Reduction for tax positions of prior years for:
Changes in judgment	—
Lapses of applicable statutes of limitations	—
Balance - December 27, 2019	$8,281
Additions for tax position of the current year	538
Reduction for tax positions of prior years for:
Changes in judgment	(670)
Lapses of applicable statutes of limitations	(55)
Balance - December 25, 2020	$8,094
Additions for tax position of the current year	400
Reduction for tax positions of prior years for:
Changes in judgment	(162)
Lapses of applicable statutes of limitations	(76)
Balance - December 31, 2021	$8,256

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

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

The reconciliation of the Company’s effective income tax rate with the statutory rate is as follows:

	December 31, 2021	December 25, 2020	December 27, 2019
Federal income tax rate	21.00%	21.00%	21.00%
State income taxes	1.04%	1.57%	1.60%
Foreign income taxes	(0.07)%	1.03%	0.23%
Deferred rate change	0.46%	(6.00)%	(0.25)%
Foreign tax rate differences	0.42%	(1.31)%	(0.03)%
Autonomic sale (tax)	—%	29.82%	—%
Incentive stock compensation	(2.23)%	(3.08)%	(1.64)%
Cash in lieu of Tax Receivable Agreement	(5.06)%	—%	—%
Research and development tax credits	2.84%	14.37%	26.21%
Valuation allowance	1.42%	(41.61)%	(2.03)%
Changes in uncertain tax positions	(0.41)%	0.64%	(15.80)%
Other items, net	(3.99)%	(1.55)%	(0.94)%
Effective income tax rate	15.42%	14.88%	28.35%

Due to pretax losses in the years ended December 31, 2021, December 25, 2020 and December 27, 2019, the effective rate items listed above with negative signs represent increases to income tax expense and positive amounts represent decreases to income tax expense.

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

16.Commitments and Contingencies

Legal Proceedings — During the normal course of business, the Company is occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable, and the amount of such loss can be reasonably estimated. As of December 31, 2021 and December 25, 2020, no material reserves were recorded. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. However, the Company does not expect the outcome of the matters currently pending will have a material adverse effect on the consolidated financial statements.

Lease Commitments — The Company leases offices, warehouse space, and distribution centers. These leases are classified as operating leases with various expiration dates through 2032. In addition to base rent, the Company is obligated to reimburse certain common area maintenance costs required to operate the facilities. Substantially all the leases include renewal options with varying terms. The Company recognizes rental expense and amortizes tenant improvement allowances on a straight-line basis over the stated lease term, including renewal periods if reasonably assured of being exercised. Total rental expense was approximately $12,325, $10,909 and $6,388 for the years ended December 31, 2021, December 25, 2020 and December 27, 2019, respectively.

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

Changes in noncontrolling interests each period include net income attributable to noncontrolling interests and cash contributions by minority partners to the Company’s consolidated subsidiaries. There were no material cash contributions by minority partners for the years ended December 31, 2021, December 25, 2020 and December 27, 2019.

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

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

18.Loss Per Share

Basic loss per share represents net loss divided by the weighted-average shares outstanding. Diluted loss per share is the same as basic income or loss per share, as the Company had no potentially dilutive securities during the years ended December 31, 2021, December 25, 2020 and December 27, 2019. The following table presents the calculations of basic and diluted loss per share for the years ended December 31, 2021, December 25, 2020 and December 27, 2019:

	For the Years Ended
	December 31, 2021	December 25, 2020	December 27, 2019
Net loss attributable to Company	$(36,402)	$(24,884)	$(34,364)
Weighted-average shares outstanding - basic and diluted	65,541	58,865	58,103
Loss per share - basic and diluted	$(0.56)	$(0.42)	$(0.59)

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

19.Related Parties

The Company’s controlling shareholder, H&F, owns an insurance brokerage vendor used by the Company. For the year ended December 31, 2021, the Company incurred $1,874 of expenses from this vendor, which included $114 of brokerage fees. The Company incurred no expenses for the years ended December 25, 2020 and December 27, 2019 related to this vendor. Additionally, H&F also has an ownership interest in a human capital management, payroll, HR service and workforce management vendor used by the Company. For the years ended December 31, 2021 and December 25, 2020, the Company incurred $541 and $347 of expenses. These expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company incurred no expenses for the year ended December 27, 2019 related to this vendor. Amounts owed by the Company in connection with the expenses described above were not material as of December 31, 2021, December 25, 2020 and December 27, 2019, respectively.

The Company received no capital contributions from the Former Parent Company during the years ended December 31, 2021 and December 25, 2020, and $254,205 during the year ended December 27, 2019. There were no other related party transactions to report.

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

Part IV
Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Amendment:

1.Consolidated Financial Statements. We have filed the consolidated financial statements listed in the index to Consolidated Financial Statements, Schedules and Exhibits in Part II, Item 8, of this Amendment.
2.Financial Statement Schedules and Other. All financial statement schedules have been omitted because they are not applicable, not material or the required information is shown in the consolidated financial statements or the notes thereto.
3.Exhibits. The exhibits listed below are filed or incorporated by reference as part of this Amendment.

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

4.2
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 of the 10-K for Snap One Holdings Corp. for the fiscal year ended December 31, 2021).

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

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the 10-K for Snap One Holdings Corp. for the fiscal year ended December 31, 2021).

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Snap One Holdings Corp.’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompany this Amendment are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Snap One Holdings Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amendment, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 report to be signed on its behalf by the undersigned, thereunto duly authorized

Snap One Holdings Corp.

April 25, 2022	By:	/s/ John Heyman
Name: John Heyman
Title: Chief Executive Officer