Form 10-Q
period 2022-04-01
Snap One Holdings Corp.
filed 2022-05-13
CIK 1856430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2022
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

The registrant had outstanding 75,878,413 shares of common stock as of May 11, 2022.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements, and should be evaluated as such. The following list is not intended to be an exhaustive list of all our forward-looking statements. Forward-looking statements include information concerning possible or assumed future results of operations, including statements relating to individual components thereof, and descriptions of our business plan, strategies, environment and the impact of COVID-19. These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and other similar expressions. These forward-looking statements are contained throughout this report.

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

•Risks Related to Our Business, Industry and Market Conditions;
•Risks Related to Our Products;
•Risks Related to Our Manufacturing and Supply Chain;
•Risks Related to Our Distribution Channels;
•Risks Related to Laws and Regulations;
•Risks Related to Cybersecurity and Privacy;
•Risks Related to Intellectual Property;
•Risks Related to Our International Operations;
•Risks Related to Our Indebtedness;
•Risks Related to Our Financial Statements;
•Risks Related to Our Common Stock; and
•the other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the annual period ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2022, as amended by the Form 10-K/A filed with the SEC on April 25, 2022 (as amended, our “Annual Report”).
The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations about future events. There are important factors that could cause our actual results, level of activity, performance, or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Before investing in our common stock, investors should be aware that the occurrence of the events described under the caption “Risk Factors” in our Annual Report and elsewhere in this report could have a material adverse effect on our business, results of operations and future financial performance.

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

Part I - Financial Information
Item 1. Financial Statements
Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	As of
	April 1, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$25,055	$40,577
Accounts receivable, net	57,151	52,620
Inventories, net	241,468	210,964
Prepaid expenses and other current assets	34,578	35,114
Total current assets	358,252	339,275
Long-term assets:
Property and equipment, net	23,654	22,603
Goodwill	590,166	580,761
Other intangible assets, net	588,740	587,192
Operating lease right-of-use assets	41,835	—
Other assets	9,849	10,550
Total assets	$1,612,496	$1,540,381
Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$3,488	$3,488
Accounts payable	72,938	72,781
Accrued liabilities	68,739	75,517
Current operating lease liability	12,594	—
Current tax receivable agreement liability	11,038	—
Total current liabilities	168,797	151,786
Long-term liabilities:
Revolving credit facility, net	35,571	—
Long-term debt, net of current portion	449,638	449,256
Deferred income tax liabilities, net	49,481	48,555
Operating lease liability, net of current portion	32,204	—
Tax receivable agreement liability, net of current portion	101,368	112,406
Other liabilities	23,813	30,103
Total liabilities	860,872	792,106
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value, 500,000 shares authorized; 74,480 shares issued and outstanding as of April 1, 2022 and 74,427 shares issued and outstanding at December 31, 2021	745	744
Preferred stock, $0.01 par value; 50,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	832,316	826,718
Accumulated deficit	(81,656)	(79,420)
Accumulated other comprehensive (loss) income	(22)	(28)
Company’s stockholders’ equity	751,383	748,014
Noncontrolling interest	241	261
Total stockholders’ equity	751,624	748,275
Total liabilities and stockholders’ equity	$1,612,496	$1,540,381
See accompanying Notes to the Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 1, 2022	March 26, 2021
Net sales	$277,434	$220,468
Costs and expenses:
Cost of sales, exclusive of depreciation and amortization	172,332	128,876
Selling, general and administrative expenses	86,527	75,357
Depreciation and amortization	14,889	13,712
Total costs and expenses	273,748	217,945
Income from operations	3,686	2,523
Other expenses (income):
Interest expense	6,723	9,535
Other expense (income), net	(420)	(213)
Total other expenses	6,303	9,322
Loss before income taxes	(2,617)	(6,799)
Income tax benefit	(361)	(763)
Net loss	(2,256)	(6,036)
Net loss attributable to noncontrolling interest	(20)	(22)
Net loss attributable to Company	$(2,236)	$(6,014)

Net loss per share, basic and diluted	$(0.03)	$(0.10)
Weighted average shares outstanding, basic and diluted	74,464	59,217
See accompanying Notes to the Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands)
(Unaudited)

	Three Months Ended
	April 1, 2022	March 26, 2021
Net loss	$(2,256)	$(6,036)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	6	(52)
Comprehensive loss	(2,250)	(6,088)
Comprehensive loss attributable to noncontrolling interest	(20)	(22)
Comprehensive loss attributable to Company	$(2,230)	$(6,066)
See accompanying Notes to the Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Accumulated Deficit		Noncontrolling Interest	Total Stockholders’ Equity
Balance - December 31, 2021	74,427	$744	$826,718	$(79,420)	$(28)	$261	$748,275
Net loss	—	—	—	(2,236)	—	(20)	(2,256)
Foreign currency translation adjustments	—	—	—	—	6	—	6
Equity-based compensation	—	—	5,599	—	—	—	5,599
Issuance of common stock pursuant to equity incentive plans	53	1	(1)	—	—	—	—
Balance - April 1, 2022	74,480	$745	$832,316	$(81,656)	$(22)	$241	$751,624

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Accumulated Deficit		Noncontrolling Interest	Total Stockholders’ Equity
Balance - December 25, 2020	59,217	$592	$659,093	$(43,018)	$756	$316	$617,739
Net loss	—	—	—	(6,014)	—	(22)	(6,036)
Foreign currency translation adjustments	—	—	—	—	(52)	—	(52)
Equity-based compensation	—	—	1,060	—	—	—	1,060
Balance - March 26, 2021	59,217	$592	$660,153	$(49,032)	$704	$294	$612,711
See accompanying Notes to the Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	April 1, 2022	March 26, 2021
Cash flows from operating activities:
Net loss	$(2,256)	$(6,036)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	14,889	13,712
Amortization of debt issuance costs	458	1,525
Deferred income taxes	(2,965)	(795)
Loss on sale and disposal of property and equipment	—	259
Equity-based compensation	5,599	1,060
Non-cash operating lease expense	2,985	—
Bad debt expense	74	76
Fair value adjustment to contingent value rights	(2,800)	1,310
Change in operating assets and liabilities:
Accounts receivable	(2,804)	(7,027)
Inventories	(25,032)	(10,548)
Prepaid expenses and other assets	2,269	(2,653)
Accounts payable, accrued liabilities and operating lease liabilities	(13,439)	(14,750)
Net cash used in operating activities	(23,022)	(23,867)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(25,639)	—
Purchases of property and equipment	(3,312)	(2,050)
Issuance of notes receivable	(600)	—
Other	30	(429)
Net cash used in investing activities	(29,521)	(2,479)
Cash flows from financing activities:
Payments on long-term debt	—	(1,797)
Proceeds from revolving credit facility	37,000	—
Payment of deferred initial public offering costs	—	(349)
Net cash provided by (used in) financing activities	37,000	(2,146)
Effect of exchange rate changes on cash and cash equivalents	21	(23)
Net decrease in cash and cash equivalents	(15,522)	(28,515)
Cash and cash equivalents at beginning of the period	40,577	77,458
Cash and cash equivalents at end of the period	$25,055	$48,943
Supplementary cash flow information:
Cash paid for interest	$7,710	$8,106
Cash paid for taxes, net	$1,018	$485
Noncash investing and financing activities:
Capital expenditure in accounts payable	$305	$67
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

Initial Public Offering — On July 30, 2021, the Company completed its initial public offering (“IPO”) of 13,850 shares of its common stock, and on August 18, 2021, completed the sale of 1,171 shares of additional common stock to the underwriters pursuant to their option to purchase additional shares, at an offering price of $18.00 per share. The Company raised net proceeds of $249,154 through the IPO, after deducting underwriting discounts and other offering costs of $21,219. During the three months ended March 26, 2021, the Company expensed $1,711 of IPO-related costs. There were no expenses related to the IPO during the three months ended April 1, 2022. The Company’s registration statement on Form S-1 (File No. 333-257624) relating to its IPO was declared effective by the Securities and Exchange Commission (the “SEC”) on July 27, 2021.

2.Significant Accounting Policies

Basis of Presentation — The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The condensed consolidated financial statements include the accounts of the Company and all subsidiaries required to be consolidated. All intercompany balances and transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2021, has been derived from the audited consolidated financial statements of the Company.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2021, appearing in the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2021, as amended by the Form 10-K/A filed with the Securities and Exchange Commission on April 25, 2022 (as amended, the “Annual Report”).

The Company’s fiscal year is the 52- or 53-week period that ends on the last Friday of December. Fiscal year 2022 is a 52-week period, and fiscal year 2021 was a 53-week period. The three months ended April 1, 2022, and March 26, 2021, were 13-week periods.

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

Recent Accounting Pronouncements Pending Adoption — In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Accounting Standards Codification 848, “ASC 848”). The amendments in this ASU were put forth in response to the market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. GAAP requires entities to evaluate whether a contract modification, such as the replacement or change of a reference rate, results in the establishment of a new contract or continuation of an existing contract. ASC 848 allows an entity to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform. The standard provides this temporary election through December 31, 2022 and cannot be applied to contract modifications that occur after December 31, 2022. In January 2021,

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). The objective of the new reference rate reform standard is to clarify the scope of Topic 848 and provide explicit guidance to help companies applying optional expedients and exceptions. This ASU is effective immediately for all entities that have applied optional expedients and exceptions. The Company is in the process of evaluating the effect that the adoption of this standard will have on our financial position and results of operations.

In October, 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 606): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and liabilities from contracts with customers in a business combination in accordance with ASC 606 as if it had originated the contracts. The amendment in this update is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The guidance should be applied prospectively to business combinations occurring on or after the effective date of the amendment in this update. The Company is in the process of evaluating the effect that the adoption of this standard will have on our financial position and results of operations.

Recently Adopted Accounting Pronouncements — In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. This new guidance requires lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. Recently, the FASB issued ASU 2020-05, which deferred the effective date to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022.

The Company adopted the new leasing standard as of January 1, 2022, using the modified retrospective approach. Therefore, results for reporting periods beginning after January 1, 2022 are presented under Topic 842, while comparative information has not been restated and continues to be reported under accounting standards in effect for those periods. There was not a cumulative-effect adjustment to accumulated deficit at the beginning of the period of adoption. In adopting the new guidance, the Company elected the package of practical expedients permitted under the transition guidance within the standard, which eliminates the reassessment of whether existing contracts contain leases, lease classification and capitalization of initial direct costs. The Company also elected an accounting policy to not recognize assets or liabilities for leases with a term of less than 12 months, to not separate lease and non-lease components for all asset classes and not elect to use the hindsight practical expedient. The adoption of the new leasing standard resulted in the recognition of approximately $40,906 and $43,862 of right-of-use (“ROU”) assets and lease liabilities, respectively, on the Company’s condensed consolidated balance sheets for its operating lease commitments. The difference between the ROU assets and lease liabilities is primarily attributable to deferred rent and lease incentives. The adoption of the standard did not have a material impact on the Company’s condensed consolidated statements of operations or on the condensed consolidated statements of cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses. The ASU sets forth a current expected credit loss (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10 which deferred the effective date to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company early adopted the standard for the fiscal year beginning January 1, 2022. Adoption of the standard did not have a material impact on the condensed consolidated financial statements.

3.    Acquisitions

The Company has had one acquisition in 2022 as described below, and it has been accounted for under ASC 805, Business Combinations. Accordingly, the accounts of the acquired company, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the consolidated financial statements from the date of acquisition. There was one acquisition during the year ended December 31, 2021, when the Company acquired the issued and outstanding shares of ANLA, LLC. (“Access Networks”), an enterprise-grade networking solutions provider offering networking products, design, configuration, monitoring and support services.

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)

On January 20, 2022, the Company, through its wholly owned subsidiary, Snap One Acquisition Corp., entered into a Purchase Agreement (“Purchase Agreement”) pursuant to which it acquired the issued and outstanding shares of Staub Electronics, LTD. (“Staub”), a long-time Canadian distribution partner. The acquisition adds two Canadian locations to the Company’s distribution footprint. The Company agreed to a purchase price of $26,395.

The Company recorded tangible and intangible assets acquired and liabilities assumed in the transaction according to the acquisition method of accounting, under ASC 805, Business Combinations. The consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of the closing date and are subject to change within the measurement period, which does not exceed twelve months after the closing date. The purchase price allocation and consideration are considered preliminary based on potential working capital adjustments. The Company allocated any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill.

Customer relationships have been valued using the multi-period excess earnings method, a derivative of the income approach. The multi-period excess earnings method estimates the discounted net earnings attributable to the customer relationships that were acquired after considering items such as possible customer attrition. Estimated useful lives were determined based on the length and trend of projected cash flows. The length of the projected cash flow period was determined based on the expected attrition of the customer relationships, which is based on the Company’s historical experience in renewing and extending similar customer relationships and future expectations for renewing and extending similar existing customer relationships. The useful life of the customer relationships intangible assets represents the number of years over which the Company expects the customer relationships to economically contribute to the business.

The trade name has been valued using the relief from royalty method under the income approach to estimate the cost savings that will accrue to the Company, which would otherwise have to pay royalties or license fees on revenue earned by using the asset. Estimated useful life was determined based on management’s estimate of the period of time the name will be in use.

The preliminary allocation of the purchase price for the acquisition is as follows:

Total purchase consideration	$26,395
Cash and cash equivalents	$756
Accounts receivable	1,801
Inventory	5,472
Prepaid expenses	1,616
Property and equipment	451
Operating lease right-of-use assets	2,309
Identifiable intangible assets	14,209
Total identifiable assets acquired	26,614
Accounts payable	1,570
Accrued liabilities	2,174
Current operating lease liability	343
Deferred income tax liabilities	3,585
Operating lease liability, net of current portion	1,953
Total liabilities assumed	9,625
Net identifiable assets acquired	16,989
Goodwill	9,406
Net assets acquired	$26,395

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
The Company recorded intangible assets related to the acquisition based on estimated fair value, which consisted of the following:

	Useful Lives (Years)	Acquired Value
Customer relationships	10	$12,684
Trade name	6	1,525
Total intangible assets		$14,209

The Company recognized $328 of transaction-related expenses, consisting primarily of advisory, legal, and other professional fees related to the acquisition. These transaction-related expenses were incurred by and for the benefit of the Company, and were included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Pro forma financial information related to the Staub acquisition has not been provided as it is not material to the Company’s consolidated results of operations. The results of operations of the Staub acquisition are included in the Company’s consolidated results of operations from the date of acquisition and were not significant for the three months ended April 1, 2022.

4.Revenue and Geographic Information

Contract Balances — Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue primarily relates to unspecified software updates and upgrades, hosting, technical support, marketing incentive programs, and subscription services. The following table represents the changes in deferred revenue for the three months ended April 1, 2022, and March 26, 2021:

	Three Months Ended
	April 1, 2022	March 26, 2021
Deferred revenue – beginning of period	$33,385	$30,466
Amounts billed, but not recognized	8,531	6,661
Recognition of revenue	(7,281)	(6,063)
Deferred revenue – end of period	$34,635	$31,064
The Company recorded deferred revenue of $22,197 in accrued liabilities and $12,438 in other liabilities as of April 1, 2022. The Company recorded deferred revenue of $20,944 in accrued liabilities and $12,441 in other liabilities as of December 31, 2021.

Disaggregation of Revenue — The following table sets forth revenue by geography between the United States and all geographies outside of the United States for the three months ended April 1, 2022 and March 26, 2021:

	Three Months Ended
	April 1, 2022	March 26, 2021
United States integrators(a)	$225,406	$185,663
United States other(b)	13,353	8,415
International(c)	38,675	26,390
Total	$277,434	$220,468
(a)United States integrators is defined as professional “do-it-for-me” integrator customers who transact with Snap One through a traditional integrator channel and excludes the impact of recently acquired businesses domestically.
(b)United States other is defined as recently acquired entities and revenue generated through managed transactions with non-integrator customers, such as national accounts.
(c)International consists of all integrators and distributors who transact with Snap One outside of the United States.

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)

The following table sets forth revenue by product type between proprietary products and third-party products for the three months ended April 1, 2022, and March 26, 2021:

	Three Months Ended
	April 1, 2022	March 26, 2021
Proprietary products(a)	$187,797	$152,037
Third-party products(b)	89,637	68,431
Total	$277,434	$220,468

(a)Proprietary products consist of product and services internally developed by Snap One and sold under one of Snap One’s proprietary brands.
(b)Third-party products consist of product that Snap One distributes but does not own the intellectual property.

Additionally, the Company’s revenue includes amounts recognized over time and at a point in time, and are as follows for the three months ended April 1, 2022, and March 26, 2021:

	Three Months Ended
	April 1, 2022	March 26, 2021
Products transferred at a point in time	$270,153	$214,405
Services transferred over time	7,281	6,063
Total	$277,434	$220,468

As of April 1, 2022, and December 31, 2021, the Company’s accounts receivable, net consisted of the following:

	April 1, 2022	December 31, 2021
Accounts receivable	$59,653	$55,088
Allowance for doubtful accounts	(2,502)	(2,468)
Accounts receivable, net	$57,151	$52,620
5.Inventories, Net

As of April 1, 2022, and December 31, 2021, the Company’s inventory consisted of the following:

	April 1, 2022	December 31, 2021
Finished goods	$238,849	$210,540
Raw materials	12,825	10,454
Work in process	399	548
Reserve for obsolete and slow-moving inventory	(10,605)	(10,578)
Total inventories, net	$241,468	$210,964

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
6.Goodwill and Other Intangible Assets, Net

Goodwill as of April 1, 2022, and December 31, 2021, was $590,166 and $580,761, respectively. Goodwill increased by $9,406 in 2022 due to the acquisition of Staub. During the year ended December 31, 2021, Goodwill increased by $21,026 due to the acquisition of Access Networks. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for more information regarding Staub.

As of April 1, 2022, and December 31, 2021, other intangible assets, net, consisted of the following:

		April 1, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 25 years	$521,846	$(103,143)	$418,703
Technology	5 – 15 years	95,078	(42,175)	52,903
Trade names – definite	2 – 10 years	59,185	(18,615)	40,570
Trade names – indefinite	indefinite	76,564	—	76,564
Total intangible assets		$752,673	$(163,933)	$588,740

		December 31, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 25 years	$509,162	$(96,149)	$413,013
Technology	5 – 15 years	95,078	(38,221)	56,857
Trade names – definite	2 – 10 years	57,660	(16,902)	40,758
Trade names – indefinite	indefinite	76,564	—	76,564
Total intangible assets		$738,464	$(151,272)	$587,192

Total amortization expense for intangible assets for the three months ended April 1, 2022, and March 26, 2021, was $12,661 and $11,888, respectively. The weighted-average useful life remaining for amortizing definite lived intangible assets was approximately 14.9 years as of April 1, 2022.

As of April 1, 2022, the estimated amortization expense for intangible assets for the next five fiscal years and thereafter are as follows:

Remainder of 2022	$37,220
2023	48,756
2024	42,255
2025	34,638
2026	34,638
2027 and thereafter	314,669
Total	$512,176

7.Debt Agreements

On August 4, 2017, the Company’s wholly owned subsidiary, Wirepath LLC (“Borrower”) entered into a credit agreement (as amended from time to time, “Old Credit Agreement”), consisting of a senior secured term loan (“Initial Term Loan”) and a senior secured revolving credit facility (“Old Revolving Credit Facility”). On February 5, 2018, the Borrower repriced the Old Credit Agreement to reduce the margin on the Initial Term Loan and Old Revolving Credit Facility. On October 31, 2018, the Borrower repriced the Initial Term Loan facility to further reduce the margin under the Initial Term Loan, increased the aggregate amount of the Initial Term Loan, and further reduced the margin under the Old

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
Revolving Credit Facility. On August 1, 2019, the Borrower amended the Old Credit Agreement to borrow an additional senior secured term loan (“Incremental Term Loan” and, together with the Initial Term Loan, as amended, “Old Term Loans”) and increased the commitments under the Old Revolving Credit Facility. The Company made fixed equal quarterly installments on the Old Term Loans in an amount equal to 1.0% per annum of the total aggregate principal thereof immediately after borrowing, with balance due at maturity.

On August 4, 2021, the Company used a portion of the net proceeds from the IPO to prepay $216,902 in aggregate of the amount of the Incremental Term Loan outstanding under the Old Credit Agreement. The prepayment consisted of $215,874 in principal plus accrued interest of $1,028. In connection with the prepayment, the Company incurred a charge of $6,645 related to the write off of the proportionate amount of the unamortized debt issuance costs at the time of the prepayment which was recorded in loss on extinguishment of debt on the Company’s consolidated statement of operations. The unamortized debt issuance costs are allocated between the remaining original loan balance and the portion of the loan paid down on a pro-rata basis.

On December 8, 2021, the Company entered into a Credit Agreement (the “Credit Agreement”) with various financial institutions consisting of a $465,000 in aggregate principal amount of senior secured term loans maturing in seven years (the “New Term Loan”) and a $100,000 senior secured revolving credit facility (which includes borrowing capacity available for letters of credit) maturing in five years (the “New Revolving Credit Facility”).

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

Borrowings under the New Revolving Credit Facility will bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the federal funds effective rate, (b) the prime rate and (c) the eurocurrency rate determined by reference to the cost of funds adjusted for certain additional costs, plus 1.00%; provided such rate is not lower than a floor of 1.00% or (2) a eurocurrency rate determined by reference to the applicable cost of funds for such borrowing adjusted for certain additional costs; provided such rate is not lower than a floor of zero. As of April 1, 2022, the interest rates for the New Term Loan and the New Revolving Credit Facility were 5.00%.

The New Term Loan amortizes in fixed equal quarterly installments in an amount equal to 1.0% per annum of the total aggregate principal amount thereof immediately after borrowing, with the balance due at maturity. The Company may voluntarily prepay loans or reduce commitments under the Credit Agreement, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty (subject to customary exceptions, including prepayments of the New Term Loan in connection with a repricing transaction that is consummated prior to June 8, 2022).

Instrument	Maturity Date	4/1/2022	12/31/2021
Credit Agreement
New Term Loan	12/8/2028	$465,000	$465,000
New Revolving Credit Facility	12/8/2026	$37,000	$—

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

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
As of April 1, 2022, the Company had $37,000 outstanding under the New Revolving Credit Facility. As of December 31, 2021, the Company had no borrowings outstanding under the New Revolving Credit Facility. As of April 1, 2022 and December 31, 2021, the Company had $4,894 of outstanding letters of credit. The amount available under the New Revolving Credit Facility was $58,106 and $95,106 as of April 1, 2022, and December 31, 2021.

As of April 1, 2022, the future scheduled maturities of the above notes payable are as follows:

Remainder of 2022	$3,488
2023	4,650
2024	3,488
2025	4,650
2026	41,650
2027	5,813
Thereafter	438,262
Total future maturities of debt	502,001
Unamortized debt issuance costs	(13,304)
Total indebtedness	488,697
Less: Current maturities of long-term debt	3,488
Long-term debt and revolving credit facility	$485,209

Unamortized costs related to the issuance of the New Term Loan were $11,875 and $12,256 as of April 1, 2022, and December 31, 2021, and were presented as a direct deduction from the carrying amount of long-term debt. Unamortized costs related to the issuance of the New Revolving Credit Facility were $1,429 as of April 1, 2022, and were presented as a direct deduction from the carrying amount of the revolving credit facility. As of December 31, 2021, unamortized costs related to the issuance of the New Revolving Credit Facility were $1,506 and were included in other assets. The costs related to debt issuances are amortized to interest expense over the life of the related debt. As of April 1, 2022, the future amortization of debt issuance costs was as follows:

Remainder of 2022	$1,400
2023	1,925
2024	1,993
2025	2,066
2026	2,123
2027	1,918
Thereafter	1,879
Total	$13,304

Debt Covenants and Default Provisions — There have been no changes to the debt covenants or default provisions related to the Company’s outstanding debt arrangements or other obligations during the current year. The Company was in compliance with all debt covenants as of April 1, 2022, and December 31, 2021. For additional information on the Company’s debt arrangements, debt covenants and default provisions, see Note 8 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2021, in the Annual Report.

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
8.Fair Value Measurement

Fair Value of Financial Instruments — The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the condensed consolidated statements of operations were as follows:

	As of April 1, 2022		As of December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Notes receivable, net	$7,228	$7,293	$6,484	$6,764
Liabilities
New Term Loan	$465,000	$459,188	$465,000	$462,675

The fair value of notes receivable are estimated using a discounted cash flow analysis using interest rates currently offered for loans with similar credit quality which represent Level 2 inputs, and are included in other assets on the balance sheet. The fair value of long-term debt was established using current market rates for similar instruments traded in secondary markets representing Level 2 inputs. The fair value of the Revolving Credit Facility approximates carrying value as the related interest rates approximate the Company’s incremental borrowing rate for similar obligations. Additionally, cash and cash equivalents, accounts receivable, net, prepaid expenses, accounts payable, and accrued liabilities are classified as Level 1 and the carrying value of these assets and liabilities approximates the fair value due to the short-term nature of these financial instruments.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis — The fair value of the interest rate cap is determined using widely accepted valuation techniques based on its maturity and observable market-based inputs, including interest rate curves. This measurement is considered a Level 2 measurement. The interest rate cap expired on December 31, 2021 and had no value as of December 31, 2021.

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

	Fair value at April 1, 2022	Valuation Technique	Unobservable Input	Volatility
Contingent Value Rights	$6,100	Monte Carlo	Volatility	45 and 50%

Changes in the CVRs for the three months ended April 1, 2022, and March 26, 2021 were as follows:

	April 1, 2022	March 26, 2021
CVR fair value – beginning of period	$8,900	$4,000
Fair value adjustments	(2,800)	1,310
CVR fair value – end of period	$6,100	$5,310

There were no transfers into or out of Level 3 during the three months ended April 1, 2022, or March 26, 2021.

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
9.Accrued Liabilities

Accrued liabilities as of April 1, 2022, and December 31, 2021, consisted of the following:

	April 1, 2022	December 31, 2021
Deferred revenue	$22,197	$20,944
Warranty reserve	12,218	14,549
Payroll, vacation, and bonus accruals	14,313	21,340
Customer rebate program	4,138	4,775
Sales return allowance	4,062	3,999
Taxes	2,380	1,774
Contingent consideration	2,000	—
Incurred but not reported self-insurance	1,660	1,556
Interest payable	78	1,523
Other accrued liabilities	5,693	5,057
Total accrued liabilities	$68,739	$75,517

10.Warranties

Changes in the Company’s accrued warranty liability for the three months ended April 1, 2022, and March 26, 2021, are as follows:

	April 1, 2022	March 26, 2021
Accrued warranty – beginning of period	$18,772	$16,523
Warranty claims	(2,323)	(4,002)
Warranty provisions	175	5,707
Accrued warranty – end of period	$16,624	$18,228
As of April 1, 2022, the Company has recorded accrued warranty liabilities of $12,218 in accrued liabilities and $4,406 in other liabilities in the accompanying consolidated balance sheet. As of December 31, 2021, the Company has recorded accrued warranty liabilities of $14,549 in accrued liabilities and $4,223 in other liabilities.

11.Retirement Plan

The Company has a 401(k) plan that covers eligible employees as defined by the plan agreement. As of January 1, 2020, the Company matches 100% of employee contributions to the plan, up to 3% of the employees’ total compensation, and 50% of employee contributions to the plan, up to 6% of the employees’ total compensation. Company contributions to the plan, net of forfeitures, were $1,531 and $1,170 for the three months ended April 1, 2022, and March 26, 2021, respectively.

12.Equity Agreements and Incentive Equity Plans

Former Parent Incentive Plan — In October 2017, the Former Parent Entity approved the Class B Unit Incentive Plan (the “2017 Plan”) pursuant to the Company’s partnership agreement. Class B-1 Incentive Units (“B-1 Units”) issued under the 2017 Plan vest in installments over a five-year period, subject to the grantee’s continued employment or service. Class B-2 Incentive Units (“B-2 Units” and collectively with the B-1 Units, “Incentive Units”) issued under the 2017 Plan contain both service conditions consistent with the B-1 Units and market-based vesting conditions that require the achievement of a specified return hurdle to the controlling shareholders in order to vest. The Company recognized $1,060 of compensation expense within selling, general and administrative expenses related to Incentive Units for the three months ended March 26, 2021.

2021 Incentive Plan — On July 16, 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) in order to provide a means through which to attract, retain, and motivate key personnel. Awards available for grant under the

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
2021 Plan include non-qualified and incentive stock options, restricted shares of our common stock, other equity-based awards tied to the value of our common stock and cash-based awards.

Equity Award Conversion — During the year ended December 31, 2021, and in connection with the IPO, all outstanding unvested Incentive Units were replaced with newly issued shares of our restricted common stock. Vested Incentive Units were exchanged into shares of our common stock using the same formula as unvested Incentive Units (together, the “Equity Award Conversion”). The restricted shares of common stock that the holders received in exchange for their unvested B-1 Units are subject to the same vesting terms that applied to the B-1 Units prior to the Equity Award Conversion.

The restricted stock awards issued to replace B-2 Units vest based upon achievement of one or more hurdles, which are substantially the same as the previous market-condition vesting criteria of the B-2 Units. Although the restricted stock awards that replace the B-2 Units do not contain an explicit service condition, the vesting is subject to continued employment, resulting in a derived service period. For additional information on the Equity Award Conversion, see Note 13 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2021, in the Annual Report.

Restricted Stock Awards

In connection with the IPO, the Company issued restricted common stock to holders of unvested B-1 Units and B-2 Units. The grant date fair value of restricted stock awards was determined to be $18.00 per share, based on the initial listing price of the Company’s common stock on the grant date.

The summary of the Company’s restricted stock awards activity is as follows:

	Restricted Stock Awards
	B-1 Incentive Units		B-2 Incentive Units
	Number of Units	Weighted- Average Grant-Date Fair Value	Number of Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2021	633	$18.00	807	$18.00
Granted	—	—	—	—
Vested	53	18.00	—	—
Forfeited	7	18.00	—	—
Outstanding at April 1, 2022	573	$18.00	807	$18.00

Stock Options

In connection with the IPO, the Company granted options to holders of B-1 Units (“Time-based Options”) and options to holders of B-2 Units (“Market-based Options” and collectively with the Time-based Options, “Leverage Replacement Options”), as further discussed in Note 13 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2021, in the Annual Report.

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
The summary of the Company’s option activity is as follows:

	Time-based Options			Market-based Options
	Number of Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (a)	Number of Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (a)
Outstanding at December 31, 2021	4,393	$6.49	$13,532	1,155	$5.66	$3,558
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	52	6.82	—	—	—	—
Outstanding at April 1, 2022	4,341	$6.48	$—	1,155	$5.66	$—
Options exercisable at April 1, 2022	2,501	$6.09	$—	—	$—	$—

(a) The intrinsic value represents the amount by which the fair value of the Company’s stock exceeds the option exercise price as of April 1, 2022.

Restricted Stock Units — The Company grants restricted stock units (“RSUs”) with time-based vesting requirements under the 2021 Plan. These RSUs typically have an initial annual cliff vest and then vest quarterly over the remaining service period, which is generally one to four years. The fair value of RSUs is based on the Company’s closing stock price on the date of grant.

The summary of the Company’s RSU activity is as follows:

	Restricted Stock Units
	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2021	390	$18.22
Granted	803	20.42
Vested	—	—
Forfeited	13	19.95
Outstanding at April 1, 2022	1,180	$19.70

Performance Stock Units — During the three months ended April 1, 2022, the Company granted performance-based restricted stock units (“PSUs”) to certain employees under the 2021 Plan. The fair value of PSUs granted is based on the Company’s closing stock price on the date of grant. Each PSU grant vests in annual tranches over a three-year service period. Total units earned for grants may vary between 0% and 200% of the units granted based on the attainment of net sales and company-specific adjusted EBITDA targets during the performance period (generally the fiscal year of the date of the grant) and upon continued service. Compensation expense for PSUs is recognized on a graded-vesting basis if it is probable that the performance conditions will be achieved. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSUs that are probable of vesting. PSUs will vest with continued service and upon achievement of the relevant performance targets.

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
The summary of the Company’s PSU activity is as follows:

	Performance Stock Units
	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2021	—	$—
Granted	368	20.46
Exercised	—	—
Forfeited	—	—
Outstanding at April 1, 2022	368	$20.46

Other equity-based compensation — In connection with the Staub acquisition (see Note 3), the Company granted 69 shares of common stock with an aggregate fair value of $1,208 to a key executive. The shares are accounted for as equity-based compensation because the shares are subject to forfeiture based on post-acquisition time-based service vesting. The shares vest annually in equal installments over a three-year service period beginning on the acquisition date. The grant date fair value of the shares was determined to be $17.42 per share based on the Company’s closing stock price on the date of the grant.

Total equity-based compensation expense — Equity-based compensation expense is included within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. For all equity-based compensation awards, the Company recognizes forfeitures as they occur. Compensation expense for the three months ended April 1, 2022 and unrecognized stock compensation expense and weighted average remaining expense period as of April 1, 2022 consisted of:

	Compensation Expense	As of April 1, 2022
	Three months ended April 1, 2022	Unrecognized Compensation Expense	Weighted-Average Remaining Contractual Term (Years)
2021 Plan
Restricted stock awards	$1,145	$7,581	1.75
Time-based options	1,729	12,366	2.29
Market-based options	645	4,780	1.84
Restricted stock units	1,436	20,155	3.20
Performance stock units	565	6,965	1.89
Other equity-based compensation	79	1,129	2.80
Total	$5,599	$52,976	2.27

Control4 Equity Awards — In connection with the acquisition of Control4 Corporation (“Control4”) in 2019, the Company agreed to a settlement of Control4 equity awards that were outstanding immediately prior to the acquisition date, consisting of stock options and restricted stock units. As of the acquisition date, 2,998 shares of Control4 awards were cancelled and converted into rights to receive cash payments (“Replacement Awards”).

The Company recognized $283 and $1,726 of compensation expense relating to the Replacement Awards within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations during the three months ended April 1, 2022 and March 26, 2021, respectively.

The unrecognized compensation expense related to the unvested Replacement Awards, which is expected to be recognized subsequent to April 1, 2022, is not significant.

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
13.Income Taxes

The effective income tax rate for the Company was a benefit of 13.8% for the three months ended April 1, 2022, as compared to 11.3% for the three months ended March 26, 2021. The change in the effective tax rate for the three months ended April 1, 2022, and the difference from the U.S. federal statutory rate of 21%, was primarily the result of allocation of income between jurisdictions, low pretax book income as compared to tax expense and a change in the state deferred rate.

Income tax benefit was $361 during the three months ended April 1, 2022, compared to a benefit of $763 during the three months ended March 26, 2021.

14.Tax Receivable Agreement

On July 29, 2021, the Company executed a tax receivable agreement (“TRA”) with certain pre-IPO owners (“TRA Participants”). The TRA provides for payment by the Company to the TRA Participants of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company utilizes in the future from net operating losses and certain other tax benefits that arose prior to the IPO. The Company recognizes this contingent liability in its condensed consolidated financial statements when incurrence of the liability becomes probable and amounts are reasonably estimable. Subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other (expense) income, net. The Company will retain the benefit of the remaining 15% of these cash tax savings.

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

Upon the closing of the IPO, the Company recognized a non-current liability of $112,681, which represented undiscounted aggregate payments that it expects to pay the TRA Participants under the TRA, with an offset to additional paid-in capital. Subsequent changes in the measurement of the liability will be adjusted through the condensed consolidated statement of operations. The TRA liability is an estimate and estimating the amount of payments that may be made under the TRA is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount, character and timing of the Company’s income. As of April 1, 2022, the Company recognized a total liability of $112,406, of which $11,038 and $101,368 are recorded within the current and noncurrent tax receivable liability financial statement line items, respectively. TRA payments are anticipated to be made 125 days after filing the federal tax return. No measurement changes to the liability were recognized for the three months ended April 1, 2022. As of December 31, 2021, the Company recognized a total liability of $112,406, which was recorded within the noncurrent tax receivable liability financial statement line item.

With respect to certain pre-IPO owners that are not TRA Participants, the Company paid $13,210 with cash on hand for their interests in lieu of their participation in the TRA. Approximately $2,754 of the cash payments to pre-IPO owners are subject to vesting requirements and are held in escrow until vested. The cash payments held in escrow are included in the condensed consolidated balance sheet in prepaid expenses and other current assets and are expensed over the requisite service period. The remaining $10,456 of the cash payments were expensed and paid or accrued in conjunction with the closing of the IPO. In total, $10,925 was recorded as compensation expense within selling, general and administrative expenses as disclosed in the consolidated statement of operations included in the Annual Report for the year ended December 31, 2021. As of April 1, 2022, the Company recorded $279 in compensation expense within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

15.Commitments and Contingencies

Legal Proceedings — During the normal course of business, the Company is occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable, and the amount of such loss can be reasonably estimated. As of April 1, 2022, and December 31, 2021, no significant reserves were recorded.

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

16.Leases

The Company determines if an arrangement is a lease or contains a lease at inception. For all leases with a term longer than 12 months, operating leases are recorded under the noncurrent asset operating lease financial statement line item and the current and noncurrent operating lease liability financial statement line items on our condensed consolidated balance sheets. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for as a single lease component for all asset classes. Lease expense is recognized on a straight-line basis over the lease term.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Since most of the Company’s leases do not provide an implicit rate, the Company uses its own incremental borrowing rate (“IBR”) on a collateralized basis in determining the present value of lease payments. The Company utilizes a market-based approach to estimate the IBR.

The Company’s lease arrangements primarily consist of operating leases for offices, warehouse space, and distribution centers. The leases have remaining lease terms of 1 year to 10 years, some of which include options to extend for up to an additional 5 years, and some of which include options to terminate prior to completion of the contractual lease term with or without penalties. The Company’s lease term only includes periods covered by options if those options are reasonably certain of being exercised (or not reasonably certain of being exercised as it relates to termination options). Variable lease payments that depend on an index or rate (such as the Consumer Price Index or a market interest rate) are included in the measurement of ROU assets and lease liabilities using the index or rate at the commencement date. Variable payments, other than those dependent upon an index or rate, are excluded from the measurement of the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. The variable lease cost primarily represents variable payments related to common area maintenance and utilities. The Company’s leases do not contain any material residual value guarantees.

The components of the Company’s lease costs are:

Three Months Ended April 1, 2022
Operating lease cost (a)	$3,539
Variable lease cost	1,056
Short-term lease cost	110
Total lease cost	$4,705
(a)Included in cost of sales, exclusive of depreciation and amortization, and selling, general and administrative expenses in the Company’s unaudited condensed consolidated statement of operations.

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

Three Months Ended April 1, 2022
Cash paid for amounts included in the measurement of lease liabilities	$3,405
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$44,055

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

As of April 1, 2022
Weighted-average remaining lease term	4.75 years
Weighted-average discount rate	4.33%

As of April 1, 2022, future lease payments under non-cancelable lease commitments for the next five fiscal years and thereafter were as follows:

Remainder of 2022	$10,666
2023	10,541
2024	8,823
2025	7,562
2026	5,469
Thereafter	7,078
Total lease payments	50,139
Less: Imputed interest	5,341
Present value of lease liabilities	$44,798

As of April 1, 2022, the Company has entered into additional lease agreements for office space that have not yet commenced. Aggregate lease payments for these leases total $38,372 on an undiscounted basis.

The future minimum lease payments for operating lease obligations under ASC Topic 840 as of December 31, 2021 were as follows:

2022	$13,168
2023	9,255
2024	7,558
2025	6,357
2026	4,510
Thereafter	5,460
Total future minimum lease payments	$46,308

Under ASC 840, Leases, total rental expense for the three months ended March 26, 2021 was $3,128.

17.Stockholders’ Equity

Holders of voting common stock are entitled to one vote per share and to receive dividends. The Company had noncontrolling interests of $241 and $261 as of April 1, 2022, and December 31, 2021, respectively.

Changes in noncontrolling interests each period include net income attributable to noncontrolling interests and cash contributions by minority partners to the Company’s consolidated subsidiaries. There were no cash contributions by minority partners for the three months ended April 1, 2022, or March 26, 2021.

In July 2021, the Company amended its Amended and Restated Certificate of Incorporation which, among other things, effected a 150-for-1 stock split of its shares of common stock, increased the par value of its common stock from $0.001 to $0.01 per share, increased the authorized number of shares of its common stock to 500,000 and authorized 50,000 shares of preferred stock. There was no preferred stock outstanding as of April 1, 2022, and December 31, 2021. All references to share and per share amounts in the Company’s condensed consolidated financial statements have been retrospectively revised to reflect the stock split, the increase in par value and the increase in authorized shares.

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)

18.Loss Per Share

Basic loss per share represents net loss divided by the weighted-average shares outstanding. Diluted loss per share is the same as basic income or loss per share, as the Company had no potentially dilutive securities during the three months ended March 26, 2021, and was in a loss position during the three months ended April 1, 2022. The following table presents the calculations of basic and diluted loss per share for the three months ended April 1, 2022, and March 26, 2021:

	Three Months Ended
	April 1, 2022	March 26, 2021
Net loss attributable to Company	$(2,236)	$(6,014)
Weighted-average shares outstanding - basic and diluted	74,464	59,217
Loss per share - basic and diluted	$(0.03)	$(0.10)

The Company’s restricted stock awards, stock options, restricted stock units and performance stock units were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. Awards with performance and market-based vesting conditions are excluded from the calculation of dilutive potential common shares until the conditions have been satisfied. The following potentially dilutive shares were excluded from the computation of diluted net income (loss) per share attributable to common stockholders:

Three Months Ended April 1, 2022
Restricted stock awards	1,412
Time-based options	4,368
Market-based options	1,155
Restricted stock units	787
Performance stock units	186
Other equity-based compensation	56
Total	7,964

19.Related Parties

The Company’s controlling shareholder, H&F, has an ownership interest in a human capital management, payroll, HR service and workforce management vendor used by the Company. For the three months months ended April 1, 2022 and March 26, 2021, the Company incurred $113 and $186 of expenses, respectively. These expenses are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Amounts owed by the Company in connection with the expenses described above were not material as of April 1, 2022 and March 26, 2021, respectively.

20.Subsequent Events

On May 12, 2022 the Company announced that its board of directors authorized a $25,000 share repurchase program to capitalize on attractive buying opportunities. Under the share repurchase program, Snap One may purchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and number of shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The repurchase program expires at the end of 2023, does not obligate the Company to acquire a specified number of shares and may be modified, suspended or discontinued at any time at the board of directors discretion.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q, as well as our Annual Report. The statements in this discussion contain forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management and involve risks and uncertainties. Actual results could differ materially from those discussed in or implied by forward-looking statements due to various factors, including those discussed below and elsewhere in this Form 10-Q and our Annual Report, particularly in the “Risk Factors” but also in other sections of this Form 10-Q and our Annual Report.

We operate on a 52-week or 53-week fiscal year ending on the last Friday of December each year. Our fiscal year is divided into four quarters of 13 weeks, each beginning on a Saturday and containing one 5-week period followed by two 4-week periods. When a 53-week fiscal year occurs, we report the additional week in the fourth fiscal quarter. References to fiscal year 2021 are to our 53-week fiscal year ended December 31, 2021. The fiscal quarters ended April 1, 2022, and March 26, 2021 were both 13-week periods.

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

Recent Developments

On January 20, 2022, we announced the acquisition of Staub, a long-time Canadian distribution partner. The acquisition brings together two long-time business partners to provide more product choice, faster fulfillment, and superior support for professional integrators across Canada. The acquisition adds two Canadian locations to our distribution footprint. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for more information regarding the acquisition.

As of April 1, 2022, we had $37.0 million outstanding under the New Revolving Credit Facility, which we used to fund the Staub acquisition as well as for general corporate expenses.

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

Omni-Channel Strategy Expansion. Our business model is built around an e-commerce centric, omni-channel go-to-market strategy. We provide a comprehensive e-commerce portal, which allows integrators to easily research products, design projects, receive training and certifications, order products, and solicit ongoing support. Our e-commerce portal is complemented by a growing network of 31 domestic local branches, two Canadian local branches, and seven distribution centers as of April 1, 2022. The local branch presence is an important part of our strategy as it allows us to better serve integrators locally by providing same-day product availability when necessary, creating a site for relationship building with our support team and for training and product demonstration sessions. We believe integrators value the relationships and support we can deliver at the local level, and this further increases their loyalty to our business across channels.

Strategic Acquisitions. In addition to our organic growth, we continue to grow our business through strategic acquisitions such as our acquisitions of ANLA, LLC (“Access Networks”) and Staub to better serve existing and new integrators, broaden our product categories, and extend the geographic reach of our omni-channel capabilities. We will continue to pursue disciplined, accretive acquisitions that enhance our products, software and workflow solutions and expand into adjacent markets that allow us to serve our integrator base.

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

Following initial demand declines for our products and services in March and April 2020, sales recovered in 2021 as professional integrators’ services became increasingly important for homeowners working and seeking entertainment from home. This resulted in accelerated growth in our business and reinforced that we provide a mission-critical function to our integrators. More recently, COVID-19 has affected our supply chain, including component sourcing and shipping and logistics challenges resulting in cost inflation, consistent with its effect across many industries. When combined with the demand for our products, these supply chain impacts have resulted in delayed product availability in some cases. We expect these impacts, including potential delayed product availability, to continue for as long as the global supply chain is experiencing these challenges. We continue to invest in supply chain initiatives to meet integrator demand and manage cost inflation, and while the situation caused by COVID-19 is dynamic, we have considered its impact when developing our estimates and assumptions. Actual results and outcomes may differ from our estimates and assumptions. For additional information of risks related to COVID-19, refer to “Risk Factors” in our Annual Report.

Key Metrics and Reconciliation of Non-GAAP Financial Data

In addition to the measures presented in our consolidated financial statements, we present the following key business metrics on a fiscal year basis to help us monitor the performance of our business, identify trends affecting our business and assist us in making strategic decisions:

Domestic Integrator Net Sales, Transacting Domestic Integrators, Spend per Transacting Domestic Integrator

We define Domestic Integrator Net Sales as sales in the fiscal year period from professional do-it-for-me integrator customers who transact with Snap One through a traditional integrator channel and excludes the impact of recently acquired businesses. Domestic Integrator Net Sales is presented as a component of our revenue disaggregation.

We define Transacting Domestic Integrators as a unique integrator business that transacted with Snap One domestically in a fiscal year period.

We calculate Spend per Transacting Domestic Integrator as Domestic Integrator Net Sales divided by Transacting Domestic Integrators.

We believe these metrics are useful measures for evaluating our performance on a fiscal year basis.

The following table presents a reconciliation of Domestic Integrator Net Sales, Transacting Domestic Integrators, and Spend per Transacting Domestic Integrator for the periods presented:

	Fiscal years ended
	December 31, 2021	December 25, 2020
	($ in thousands)
Domestic integrator(a) net sales	$829,845	$684,980
Divided by:
Transacting domestic integrators (in thousands)	20.0	17.9
Spend per domestic integrator	$41.5	$38.3

Year over year growth %
Transacting domestic integrators	11.7%
Spend per domestic integrator	8.4%
(a)Domestic integrator, or as it is defined in Note 4 of the Notes to the Condensed Consolidated Financial Statements, United States integrator, is defined as professional “do-it-for-me” integrator customers who transact with Snap One through a traditional integrator channel and excludes the impact of recently acquired businesses domestically.
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

The following table presents a reconciliation of net (loss) income to Adjusted EBITDA for the periods presented:

	Three Months Ended
	April 1, 2022	March 26, 2021
	(in thousands)
Net loss	$(2,256)	$(6,036)
Interest expense	6,723	9,535
Income tax expense (benefit)	(361)	(763)
Depreciation and amortization	14,889	13,712
Other expense (income), net	(420)	(213)
Equity-based compensation	5,599	1,060
Compensation expense for payouts in lieu of TRA participation(a)	279	—
Initial public offering costs(b)	—	1,711
Fair value adjustment to contingent value rights(c)	(2,800)	1,310
Deferred acquisition payments(d)	703	2,152
Deferred revenue purchase accounting adjustment(e)	97	148
Acquisition and integration related costs(f)	214	14
Other professional services costs(g)	837	—
Other(h)	87	712
Adjusted EBITDA	$23,591	$23,342

The following table presents a reconciliation of net (loss) income to Adjusted Net Income for the periods presented:

	Three Months Ended
	April 1, 2022	March 26, 2021
	(in thousands)
Net loss	$(2,256)	$(6,036)
Amortization	12,661	11,888
Equity-based compensation	5,599	1,060
Foreign currency gains	(179)	(48)
Compensation expense for payouts in lieu of TRA participation(a)	279	—
Initial public offering costs(b)	—	1,711
Fair value adjustment to contingent value rights(c)	(2,800)	1,310
Deferred acquisition payments(d)	703	2,152
Deferred revenue purchase accounting adjustment(e)	97	148
Acquisition and integration related costs(f)	214	14
Other professional services costs(g)	837	—
Other(h)	19	690
Income tax effect of adjustments(i)	(4,457)	(3,855)
Adjusted Net Income	$10,717	$9,034
(a)Represents non-recurring expense related to payments to certain pre-IPO owners in lieu of their participation in the TRA. Management does not believe such costs are indicative of our ongoing operations as they are one-time awards specific to the establishment of the TRA.
(b)Represents expenses related to professional fees in connection with preparation for our IPO.

(c)Represents noncash gains and losses recorded from fair value adjustments related to contingent value right liabilities. CVR liabilities represent potential obligations to the prior sellers in conjunction with the acquisition of the Company by investment funds managed by Hellman & Friedman in August 2017 and are based on estimates of expected cash payments to the prior sellers based on specified targets for the return on the original capital investment.
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
(g)Represents professional service fees associated with the preparation for Sarbanes-Oxley compliance, the implementation of new accounting standards and accounting for non-recurring transactions.
(h)Represents non-recurring expenses related to consulting, restructuring, and other expenses which management believes are not representative of our operating performance.
(i)Represents the tax impacts with respect to each adjustment noted above after taking into account the impact of permanent differences using the statutory tax rate related to the applicable federal and foreign jurisdictions and the blended state tax rate.

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

The following table presents the calculation of Contribution Margin:

	Three Months Ended
	April 1, 2022	March 26, 2021
	(in thousands)
Net sales	$277,434	$220,468
Cost of sales, exclusive of depreciation and amortization(a)	172,332	128,876
Net sales less cost of sales, exclusive of depreciation and amortization	$105,102	$91,592
Contribution Margin	37.9%	41.5%

(a)Cost of sales for the three months ended April 1, 2022 and March 26, 2021 excludes depreciation and amortization of $14,889 and $13,712, respectively.

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

The following table presents a reconciliation of net cash used in operating activities to Free Cash Flow for the periods presented:

	Three Months Ended
	April 1, 2022	March 26, 2021
	(in thousands)
Net cash (used in) provided by operating activities	$(23,022)	$(23,867)
Purchases of property and equipment	(3,312)	(2,050)
Free Cash Flow	$(26,334)	$(25,917)

Basis of Presentation and Key Components of Results of Operations

Net Sales

We generate net sales by selling hardware products to our integrators both with and without embedded software, which are then resold to end consumers, typically in the installation of an audio/video, IT, smart-home, or surveillance-related package. We act both as a principal in selling proprietary products, and as an agent in selling certain third-party products through strategic partnerships with outside suppliers. In addition, we generate a small but growing percentage of our revenue through recurring revenue from subscription services associated with product sales including hosting services, technical support, and access to unspecified software updates and upgrades. Revenue is recognized when the integrator obtains control of the product, which occurs upon shipment, in an amount that reflects the consideration expected to be received in exchange for those products net of estimated discounts, rebates, returns, allowances and any taxes collected and remitted to government authorities. Revenue allocated to subscription services is recognized over time as services are provided. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Policies — Revenue Recognition” in the Annual Report.

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

	Three Months Ended
	April 1, 2022	% of Net sales	March 26, 2021	% of Net sales
	($ in thousands)
Net Sales	$277,434	100.0%	$220,468	100.0%
Costs and expenses:
Cost of sales, exclusive of depreciation and amortization	172,332	62.1%	128,876	58.5%
Selling, general and administrative expenses	86,527	31.2%	75,357	34.2%
Depreciation and amortization	14,889	5.4%	13,712	6.2%
Total costs and expenses	273,748	98.7%	217,945	98.9%
Income from operations	3,686	1.3%	2,523	1.1%
Other expenses (income):
Interest expense	6,723	2.4%	9,535	4.3%
Other expense (income), net	(420)	(0.2)%	(213)	(0.1)%
Total other expenses	6,303	2.3%	9,322	4.2%
Loss before income taxes	(2,617)	(0.9)%	(6,799)	(3.1)%
Income tax benefit	(361)	(0.1)%	(763)	(0.3)%
Net loss	(2,256)	(0.8)%	(6,036)	(2.7)%
Net loss attributable to noncontrolling interest	(20)	0.0%	(22)	0.0%
Net loss attributable to Company	$(2,236)	(0.8)%	$(6,014)	(2.7)%

Three Months Ended April 1, 2022, Compared to the Three Months Ended March 26, 2021

Net Sales

	Three Months Ended
	April 1, 2022	March 26, 2021	$ Change	% Change
	($ in thousands)
Net Sales	$277,434	$220,468	$56,966	25.8%

Net sales increased by $57.0 million, or 25.8%, in the three months ended April 1, 2022, compared to the three months ended March 26, 2021. Growth was strong across geographies, markets and product categories as we added new integrators and increased spend per integrator. Approximately 5% of net sales growth was attributed to the benefit of ownership of Access Networks and Staub for the full and partial quarter period, respectively. Additionally, we benefited from the continued ramp up of local branches, and the cumulative impact of price increases enacted across our proprietary product portfolio since the first quarter last year. While supply chain challenges represented a headwind in the quarter, we took proactive measures to mitigate and deliver for our integrators.

Cost of Sales, exclusive of depreciation and amortization

	Three Months Ended
	April 1, 2022	March 26, 2021	$ Change	% Change
	($ in thousands)
Cost of sales, exclusive of depreciation and amortization	$172,332	$128,876	$43,456	33.7%
As a percentage of net sales	62.1%	58.5%

Cost of sales, exclusive of depreciation and amortization, increased $43.5 million, or 33.7%, in the three months ended April 1, 2022, compared to the three months ended March 26, 2021, primarily driven by higher sales volumes. As a percentage of net sales, cost of sales, exclusive of depreciation and amortization, increased to 62.1% in the current period from 58.5% in the prior period. The increase in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales was primarily due to growth in third-party product sales outpacing growth of proprietary product sales as we further execute our omni-channel strategy by opening local branches, which typically sell more third-party product than proprietary product. Additionally, supplier costs and inbound freight costs increased due to ongoing supply chain pressures. This increase in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales resulted in a lower Contribution Margin of 37.9% for the three months ended April 1, 2022, compared to 41.5% for the three months ended March 26, 2021.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended
	April 1, 2022	March 26, 2021	$ Change	% Change
	($ in thousands)
Selling, general and administrative expenses	$86,527	$75,357	$11,170	14.8%
As a percentage of net sales	31.2%	34.2%

Selling, general and administrative expenses increased $11.2 million, or 14.8%, in the three months ended April 1, 2022 compared to the three months ended March 26, 2021. The increase in selling, general, administrative expenses was partially due to an increase in equity-based compensation expense of $4.5 million and increases in certain variable operating expenses (including outbound shipping and credit card processing fees), driven by higher sales volumes. The remaining increase in selling, general and administrative expenses was due to increased costs associated with becoming and operating as a public company, ongoing investments to support strategic growth initiatives and absorbing the costs associated with recently acquired business.

Depreciation and Amortization

	Three Months Ended
	April 1, 2022	March 26, 2021	$ Change	% Change
	($ in thousands)
Depreciation and amortization	$14,889	$13,712	$1,177	8.6%
As a percentage of net sales	5.4%	6.2%

Depreciation and amortization expenses increased by $1.2 million, or 8.6%, in the three months ended April 1, 2022 compared to the three months ended March 26, 2021. Amortization expense associated with intangible assets acquired increased between periods due to the acquisitions of Access Networks and Staub. Depreciation expense increased primarily due to the acquisitions of Access Networks and Staub, as well as the opening of new local branches between periods.

Interest Expense

	Three Months Ended
	April 1, 2022	March 26, 2021	$ Change	% Change
	($ in thousands)
Interest expense	$6,723	$9,535	$(2,812)	(29.5)%
As a percentage of net sales	2.4%	4.3%

Interest expense decreased by $2.8 million, or 29.5%, in the three months ended April 1, 2022 compared to the three months ended March 26, 2021. The decrease was primarily driven by a lower average outstanding balance on our long-term debt in the first fiscal quarter of 2022 as compared to the first fiscal quarter of 2021.

Other Expense (Income), net

	Three Months Ended
	April 1, 2022	March 26, 2021	$ Change	% Change
	($ in thousands)
Other expense (income)	$(420)	$(213)	$(207)	97.2%
As a percentage of net sales	(0.2)%	(0.1)%

Other income increased by $0.2 million, or 97.2%, in the three months ended April 1, 2022, compared to the three months ended March 26, 2021 due to foreign currency gains resulting from favorable foreign currency movements, primarily related to the Canadian dollar.

Income Tax Benefit

	Three Months Ended
	April 1, 2022	March 26, 2021	$ Change	% Change
	($ in thousands)
Income tax benefit	$(361)	$(763)	$402	(52.7)%
As a percentage of net sales	(0.1)%	(0.3)%

Income tax benefit decreased by $0.4 million, or 52.7%, in the three months ended April 1, 2022 compared to the three months ended March 26, 2021. The effective tax rate for the three months ended April 1, 2022, was a benefit of 13.8% compared to a benefit of 11.3% for the three months ended March 26, 2021. The change in the effective tax rate for the three months ended April 1, 2022, and the difference from the U.S. federal statutory rate of 21%, was primarily the result of allocation of income between jurisdictions, low pretax book income as compared to tax expense and a change in the state deferred rate.

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

Working Capital, Excluding Deferred Revenue

The following table summarizes our cash, cash equivalents, accounts receivable and working capital, which we define as current assets minus current liabilities excluding deferred revenue, for the periods indicated:

	As of
	April 1, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$25,055	$40,577
Accounts receivable, net	$57,151	$52,620
Working capital, excluding deferred revenue	$211,652	$208,433

Our cash and cash equivalents as of April 1, 2022, are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that reduce the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

We believe that our existing cash and cash equivalents, together with expected cash flow from operating activities, will be sufficient to fund our operations and capital expenditure requirements for the next 12 months. Beyond the next 12 months, our primary capital requirements primarily consist of required principal and interest payments on long-term debt and lease payments under non-cancelable lease commitments as further described in Notes 8 and 14 to our consolidated financial statements included in our Annual Report. If cash provided by operating activities and borrowings under our Credit Agreement are not sufficient or available to meet our short and long-term capital requirements, then we may consider additional equity or debt financing in the future. There can be no assurance debt or equity financing will be available to us if we need it or, if available, the terms will be satisfactory to us. Our sources of liquidity could be affected by factors described under “Risk Factors” in our Annual Report.

Debt Obligations

On December 8, 2021, we entered into the Credit Agreement with various financial institutions consisting of a $465.0 million aggregate principal amount New Term Loan maturing in seven years and a $100.0 million New Revolving Credit Facility (which includes borrowing capacity available for letters of credit) maturing in five years.

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

The Credit Agreement contains various customary affirmative and negative covenants. We were in compliance with such covenants as of April 1, 2022.

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

As of April 1, 2022, we had $37,000 outstanding under the New Revolving Credit Facility. As of December 31, 2021, we had no borrowings outstanding under the New Revolving Credit Facility. As of April 1, 2022 and December 31, 2021, we had $4,894 of outstanding letters of credit. The amount available under the New Revolving Credit Facility was $58,106 and $95,106 as of April 1, 2022, and December 31, 2021, respectively.

Historical Cash Flows

The following table sets forth our cash flows for the three months ended April 1, 2022 and March 26, 2021:

	Three Months Ended
	April 1, 2022	March 26, 2021
	(in thousands)
Net cash used in operating activities	$(23,022)	$(23,867)
Net cash used in investing activities	$(29,521)	$(2,479)
Net cash provided by (used in) financing activities	$37,000	$(2,146)

Operating Activities

Net cash used in operating activities was $23.0 million in the three months ended April 1, 2022, as compared to $23.9 million in the three months ended March 26, 2021, a decrease of $0.9 million. The net cash used in operating activities during the three months ended April 1, 2022 was driven primarily by a net increase in cash used for operating assets and liabilities, including an increase in inventory to protect against supply chain uncertainty.

Investing Activities

Net cash used in investing activities was $29.5 million in the three months ended April 1, 2022, as compared to $2.5 million in three months ended March 26, 2021, an increase of $27.0 million. The increase in net cash used in investing activities for the three months ended April 1, 2022, was primarily due to the acquisition of Staub in the current period.

Financing Activities

Net cash provided by financing activities was $37.0 million for the three months ended April 1, 2022, compared to net cash used in financing activities of $2.1 million in the three months ended March 26, 2021, an increase of $39.1 million. The increase in net cash provided by financing activities for the three months ended April 1, 2022, was due to borrowings on our New Revolving Credit Facility to help fund the acquisition of Staub.

Off-Balance Sheet Arrangements

As of April 1, 2022 and December 31, 2021, we had off-balance sheet arrangements totaling $4.9 million related to our outstanding letters of credit. We have not entered into any other off-balance sheet arrangements, except as disclosed above.

Contractual Obligations

We have contractual obligations comprised of payments of debt and interest, lease commitments, TRA and CVRs.

As of April 1, 2022, we had $37.0 million outstanding under the New Revolving Credit Facility, which we used to fund the Staub acquisition as well as for general corporate expenses.

Except as described herein, as of April 1, 2022, there have been no material changes in our contractual obligations and commitments other than in the ordinary course of business from the contractual obligations and commitments for the year ended December 31, 2021, as previously disclosed in our Annual Report.

Critical Accounting Estimates and Policies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates and Policies” and our consolidated financial statements and related notes disclosed in our Annual Report for accounting policies and related estimates we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions or involve uncertainties. These critical accounting estimates and policies include revenue recognition; share-based compensation; income taxes; business combinations; inventories, net; goodwill and intangible assets; warranties; and CVRs. Effective January 1, 2022, we changed our approach to lease accounting in conjunction with our adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). There have been no other changes to our critical accounting estimates and policies or their application since the date of our Annual Report.

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

Interest Rate Risk

We are subject to interest rate risk in connection with our Credit Agreement. As of April 1, 2022, we had $465.0 million outstanding under the New Term Loan portion of the Credit Agreement and $37.0 million outstanding under the New Revolving Credit Facility. The term loans and revolver bear interest at variable rates. Each quarter point increase in the variable rates on the amounts outstanding under the Credit Agreement and Revolving Credit Facility as of April 1, 2022 would increase annual cash interest in the aggregate by approximately $1.4 million.

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

Previously Reported Material Weakness in Internal Control Over Financial Reporting

As disclosed in the section entitled “Risk Factors” in our Annual Report, we previously identified a material weakness in our internal control over financial reporting. Specifically, we did not design or maintain an effective control environment over certain information technology general controls or information systems and applications that are relevant to the preparation of our consolidated financial statements. We have taken and intend to continue to take steps to remediate the material weakness described above through additional measures that include hiring additional personnel with public company experience, and further evolving our accounting and business processes related to internal controls over financial reporting, including a plan for future system enhancements. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time.

Changes in Internal Control over Financial Reporting

Other than certain controls implemented in connection with adoption of the lease accounting standard (Topic 842), there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II - Other Information
Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of our business. Management believes that we do not have any pending or threatened litigation which, individually or in the aggregate, would have a material adverse effect on our business, results of operations, financial condition or cash flows.

For additional information, see Note 15 of the Notes to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to our risk factors that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On January 20, 2022, in connection with our acquisition of Staub, we agreed to issue 0.07 million shares of common stock to an entity controlled by one of the former owners of Staub (the “Staub Transaction Equity”). The Staub Transaction equity will be issued in three equal tranches over the next three years.

The foregoing transaction did not involve any underwriters or any public offering. The issuance of the above securities was made in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as a transaction by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Disaggregation of revenue

The information presented below is disclosed to supplement the retrospective presentation of our disaggregated revenue for the fiscal years ended December 31, 2021, December 25, 2020 and December 27, 2019, giving effect to the reclassifications mentioned below. Such reclassifications were made to conform to the current period presentation in the Disaggregation of Revenue disclosure included in Note 4 “Revenue and Geographic information” included in Item 1 of this Form 10-Q.

Disaggregation of revenues now includes United States other, a new revenue disaggregation beginning in the first quarter of 2022. Prior period revenues attributable to customers with whom the Company transacted domestically through recently acquired businesses and non-integrator channels, were reclassified from United States integrators to United States other. This reclassification did not affect total revenues. The table below presents the results as if the change had been in effect for the periods presented.

	For the Fiscal Years Ended
	December 31, 2021	December 25, 2020	December 27, 2019
	(in thousands)
United States integrators(a)	$829,845	$684,980	$486,327
United States other(b)	59,155	34,449	42,307
International(c)	119,013	94,684	62,208
Total	$1,008,013	$814,113	$590,842

(a)United States integrators is defined as professional “do-it-for-me” integrator customers who transact with Snap One through a traditional integrator channel and excludes the impact of recently acquired businesses domestically.
(b)United States other is defined as recently acquired entities and revenue generated through managed transactions with non-integrator customers, such as national accounts.
(c)International consists of all integrators and distributors who transact with Snap One outside of the United States.

Share repurchase program

On May 12, 2022 the Company announced that its board of directors authorized a $25 million share repurchase program. Under the share repurchase program, Snap One may purchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and number of shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The repurchase program expires at the end of 2023, does not obligate the Company to acquire a specified number of shares and may be modified, suspended or discontinued at any time at the board of directors discretion.

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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Snap One Holdings Corp.’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Snap One Holdings Corp.

May 13, 2022	By:	/s/ John Heyman
Name: John Heyman
Title: Chief Executive Officer
(Principal Executive Officer)

May 13, 2022	By:	/s/ Michael Carlet
Name: Michael Carlet
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)