Form 10-Q
period 2022-07-01
Snap One Holdings Corp.
filed 2022-08-12
CIK 1856430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2022
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

The registrant had outstanding 75,854,515 shares of common stock as of August 9, 2022.

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

Part I - Financial Information
Item 1. Financial Statements
Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	As of
	July 1, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$31,318	$40,577
Accounts receivable, net	59,172	52,620
Inventories, net	274,697	210,964
Prepaid expenses and other current assets	31,613	35,114
Total current assets	396,800	339,275
Long-term assets:
Property and equipment, net	24,238	22,603
Goodwill	590,199	580,761
Other intangible assets, net	576,159	587,192
Operating lease right-of-use assets	39,547	—
Other assets	3,530	10,550
Total assets	$1,630,473	$1,540,381
Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$4,650	$3,488
Accounts payable	84,966	72,781
Accrued liabilities	71,499	75,517
Current operating lease liability	11,772	—
Current tax receivable agreement liability	11,038	—
Total current liabilities	183,925	151,786
Long-term liabilities:
Revolving credit facility, net	45,647	—
Long-term debt, net of current portion	447,700	449,256
Deferred income tax liabilities, net	45,592	48,555
Operating lease liability, net of current portion	30,739	—
Tax receivable agreement liability, net of current portion	101,368	112,406
Other liabilities	21,610	30,103
Total liabilities	876,581	792,106
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value, 500,000 shares authorized; 74,613 shares issued and outstanding as of July 1, 2022 and 74,427 shares issued and outstanding at December 31, 2021	746	744
Preferred stock, $0.01 par value; 50,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	838,035	826,718
Accumulated deficit	(82,983)	(79,420)
Accumulated other comprehensive loss	(2,130)	(28)
Company’s stockholders’ equity	753,668	748,014
Noncontrolling interest	224	261
Total stockholders’ equity	753,892	748,275
Total liabilities and stockholders’ equity	$1,630,473	$1,540,381
See accompanying Notes to the Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
Net sales	$296,905	$253,305	$574,339	$473,773
Costs and expenses:
Cost of sales, exclusive of depreciation and amortization	180,395	152,140	352,727	281,016
Selling, general and administrative expenses	95,394	78,657	181,921	154,014
Depreciation and amortization	14,966	14,198	29,855	27,910
Total costs and expenses	290,755	244,995	564,503	462,940
Income from operations	6,150	8,310	9,836	10,833
Other expenses (income):
Interest expense	7,720	9,543	14,443	19,078
Other expense (income), net	(63)	(296)	(483)	(509)
Total other expenses	7,657	9,247	13,960	18,569
Loss before income taxes	(1,507)	(937)	(4,124)	(7,736)
Income tax (benefit) expense	(163)	119	(524)	(644)
Net loss	(1,344)	(1,056)	(3,600)	(7,092)
Net loss attributable to noncontrolling interest	(17)	(12)	(37)	(34)
Net loss attributable to Company	$(1,327)	$(1,044)	$(3,563)	$(7,058)

Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.12)
Weighted average shares outstanding, basic and diluted	74,588	59,217	74,526	59,217
See accompanying Notes to the Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
Net loss	$(1,344)	$(1,056)	$(3,600)	$(7,092)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,108)	32	(2,102)	(20)
Comprehensive loss	(3,452)	(1,024)	(5,702)	(7,112)
Comprehensive loss attributable to noncontrolling interest	(17)	(12)	(37)	(34)
Comprehensive loss attributable to Company	$(3,435)	$(1,012)	$(5,665)	$(7,078)
See accompanying Notes to the Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Accumulated Deficit		Noncontrolling Interest	Total Stockholders’ Equity
Balance - December 31, 2021	74,427	$744	$826,718	$(79,420)	$(28)	$261	$748,275
Net loss	—	—	—	(2,236)	—	(20)	(2,256)
Foreign currency translation adjustments	—	—	—	—	6	—	6
Equity-based compensation	—	—	5,599	—	—	—	5,599
Issuance of common stock pursuant to equity incentive plans	53	1	(1)	—	—	—	—
Balance - April 1, 2022	74,480	$745	$832,316	$(81,656)	$(22)	$241	$751,624
Net loss	—	—	—	(1,327)	—	(17)	(1,344)
Foreign currency translation adjustments	—	—	—	—	(2,108)	—	(2,108)
Equity-based compensation	—	—	6,768	—	—	—	6,768
Repurchase and retirement of common stock	(94)	(1)	(1,047)	—	—	—	(1,048)
Issuance of common stock pursuant to equity incentive plans	227	2	(2)	—	—	—	—
Balance - July 1, 2022	74,613	$746	$838,035	$(82,983)	$(2,130)	$224	$753,892

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Accumulated Deficit		Noncontrolling Interest	Total Stockholders’ Equity
Balance - December 25, 2020	59,217	$592	$659,093	$(43,018)	$756	$316	$617,739
Net loss	—	—	—	(6,014)	—	(22)	(6,036)
Foreign currency translation adjustments	—	—	—	—	(52)	—	(52)
Equity-based compensation	—	—	1,060	—	—	—	1,060
Balance - March 26, 2021	$59,217	$592	$660,153	$(49,032)	$704	$294	$612,711
Equity contributions	—	—	10,025	—	—	—	10,025
Net loss	—	—	—	(1,044)	—	(12)	(1,056)
Foreign currency translation adjustments	—	—	—	—	32	—	32
Equity-based compensation	—	—	1,178	—	—	—	1,178
Balance - June 25, 2021	59,217	$592	$671,356	$(50,076)	$736	$282	$622,890
See accompanying Notes to the Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	July 1, 2022	June 25, 2021
Cash flows from operating activities:
Net loss	$(3,600)	$(7,092)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	29,855	27,910
Amortization of debt issuance costs	921	3,051
Deferred income taxes	(6,462)	408
Loss on sale and disposal of property and equipment	81	205
Equity-based compensation	12,367	2,238
Non-cash operating lease expense	6,298	—
Bad debt expense	100	180
Fair value adjustment to contingent value rights	(6,075)	2,840
Provision for credit losses on notes receivable	5,872	—
Change in operating assets and liabilities:
Accounts receivable	(4,851)	(6,313)
Inventories	(58,262)	(15,234)
Prepaid expenses and other assets	5,273	(6,481)
Accounts payable, accrued liabilities and operating lease liabilities	(1,070)	(6,327)
Net cash used in operating activities	(19,553)	(4,615)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(25,639)	(25,821)
Purchases of property and equipment	(6,414)	(4,413)
Issuance of notes receivable	(600)	—
Other	45	(429)
Net cash used in investing activities	(32,608)	(30,663)
Cash flows from financing activities:
Payments on long-term debt	(1,163)	(3,595)
Proceeds from revolving credit facility	47,000	—
Repurchase and retirement of common stock	(918)	—
Payment of deferred initial public offering costs	—	(2,730)
Net cash provided by (used in) financing activities	44,919	(6,325)
Effect of exchange rate changes on cash and cash equivalents	(2,017)	(5)
Net decrease in cash and cash equivalents	(9,259)	(41,608)
Cash and cash equivalents at beginning of the period	40,577	77,458
Cash and cash equivalents at end of the period	$31,318	$35,850
Supplementary cash flow information:
Cash paid for interest	$14,657	$16,083
Cash paid for taxes, net	$3,445	$743
Noncash investing and financing activities:
Noncash equity contribution	$—	$10,025
Capital expenditure in accounts payable	$321	$251
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

Initial Public Offering — On July 30, 2021, the Company completed its initial public offering (“IPO”) of 13,850 shares of its common stock, and on August 18, 2021, completed the sale of 1,171 shares of additional common stock to the underwriters pursuant to their option to purchase additional shares, at an offering price of $18.00 per share. The Company raised net proceeds of $249,154 through the IPO, after deducting underwriting discounts and other offering costs of $21,219. During the three months and six months ended June 25, 2021, the Company expensed $1,210 and $2,921 of IPO-related costs. There were no expenses related to the IPO during the three months and six months ended July 1, 2022. The Company’s registration statement on Form S-1 (File No. 333-257624) relating to its IPO was declared effective by the Securities and Exchange Commission (the “SEC”) on July 27, 2021.

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

The Company’s fiscal year is the 52- or 53-week period that ends on the last Friday of December. Fiscal year 2022 is a 52-week period, and fiscal year 2021 was a 53-week period. The three months ended July 1, 2022, and June 25, 2021, were 13-week periods, and the six months ended July 1, 2022, and June 25, 2021, were 26-week periods.

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

Recent Accounting Pronouncements Pending Adoption — In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Accounting Standards Codification 848, “ASC 848”). The amendments in this ASU were put forth in response to the market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. GAAP requires entities to evaluate whether a contract modification, such as the replacement or change of a reference rate, results in the establishment of a new contract or continuation of an existing contract. ASC 848 allows an entity to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). The objective of the new reference rate reform standard is to clarify the scope of Topic 848 and

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
provide explicit guidance to help companies applying optional expedients and exceptions. The provisions of these updates are only available until December 31, 2022, when the reference rate replacement activity is expected to be completed. Our exposure related to the expected cessation of LIBOR is limited to the interest expense and certain fees we incur on balances outstanding under our credit facilities. We do not expect that there will be a material impact to the financial statements as a result of adopting these ASUs.

In October, 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 606): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and liabilities from contracts with customers in a business combination in accordance with ASC 606 as if it had originated the contracts. The amendment in this update is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The guidance should be applied prospectively to business combinations occurring on or after the effective date of the amendment in this update. We do not expect the adoption of this update to have a material impact to our financial statements.

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

Staub Electronics, LTD. — On January 20, 2022, the Company, through its wholly owned subsidiary, Snap One Acquisition Corp., entered into a Purchase Agreement (“Purchase Agreement”) pursuant to which it acquired the issued and outstanding shares of Staub Electronics, LTD. (“Staub”), a long-time Canadian distribution partner. The acquisition adds two Canadian locations to the Company’s distribution footprint. The Company agreed to a purchase price of $26,395.

The Company recorded tangible and intangible assets acquired and liabilities assumed in the transaction according to the acquisition method of accounting, under ASC 805, Business Combinations. The consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of the closing date and are subject to change within the measurement period, which does not exceed twelve months after the closing date. The purchase price allocation and consideration are considered preliminary based on potential working capital adjustments. As of July 1, 2022, all recorded adjustments relate to working capital. The Company allocated any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill.

The preliminary allocation of the purchase price for the acquisition is as follows:

Total purchase consideration	$26,395
Cash and cash equivalents	$756
Accounts receivable	1,801
Inventory	5,472
Prepaid expenses	1,616
Property and equipment	451
Operating lease right-of-use assets	2,309
Identifiable intangible assets	14,209
Total identifiable assets acquired	26,614
Accounts payable	1,570
Accrued liabilities	2,206
Current operating lease liability	343
Deferred income tax liabilities	3,585
Operating lease liability, net of current portion	1,953
Total liabilities assumed	9,657
Net identifiable assets acquired	16,957
Goodwill	9,438
Net assets acquired	$26,395

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

Pro forma financial information related to the Staub acquisition has not been provided as it is not material to the Company’s consolidated results of operations. The results of operations of the Staub acquisition are included in the Company’s consolidated results of operations from the date of acquisition and were not significant for the three months and six months ended July 1, 2022.

ANLA, LLC — On May 4, 2021, the Company entered into a Purchase Agreement pursuant to which it acquired the issued and outstanding shares of ANLA, LLC. (“Access Networks”), an enterprise-grade networking solutions provider offering networking products, design, configuration, monitoring and support services. The acquisition enhances the Company’s networking solutions for residential and commercial networks. The Company agreed to a purchase price of $36,334, consisting of both cash and equity, plus contingent consideration of up to $2,000 based upon the achievement of specified financial targets. The acquisition closed on May 28, 2021. During the measurement period, certain adjustments were recorded to increase the purchase price to $36,641 and goodwill to $21,026 to account for updated working capital and deferred tax liability calculations.

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

The Company may be required to pay additional consideration upon the achievement of a revenue-based earnout. As of the acquisition date, the fair value of the contingent consideration was $2,000.

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

4.Revenue and Geographic Information

Contract Balances — Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue primarily relates to unspecified software updates and upgrades,

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
hosting, technical support, marketing incentive programs, and subscription services. The following table represents the changes in deferred revenue for the six months ended July 1, 2022, and June 25, 2021:

	Six Months Ended
	July 1, 2022	June 25, 2021
Deferred revenue – beginning of period	$33,385	$30,466
Amounts billed, but not recognized	17,686	13,271
Recognition of revenue	(14,907)	(13,592)
Deferred revenue acquired	—	1,469
Deferred revenue – end of period	$36,164	$31,614
The Company recorded deferred revenue of $23,613 in accrued liabilities and $12,551 in other liabilities as of July 1, 2022. The Company recorded deferred revenue of $20,944 in accrued liabilities and $12,441 in other liabilities as of December 31, 2021.

Disaggregation of Revenue — The following table sets forth revenue by geography between the United States and all geographies outside of the United States for the three months and six months ended July 1, 2022 and June 25, 2021:

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
United States integrators(a)	$238,675	$209,526	$464,081	$395,189
United States other(b)	17,814	14,294	31,167	22,709
International(c)	40,416	29,485	79,091	55,875
Total	$296,905	$253,305	$574,339	$473,773
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

The following table sets forth revenue by product type between proprietary products and third-party products for the three months and six months ended July 1, 2022, and June 25, 2021:

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
Proprietary products(a)	$208,196	$180,418	$395,993	$332,455
Third-party products(b)	88,709	72,887	178,346	141,318
Total	$296,905	$253,305	$574,339	$473,773

(a)Proprietary products consist of product and services internally developed by Snap One and sold under one of Snap One’s proprietary brands.
(b)Third-party products consist of product that Snap One distributes but to which Snap One does not own the intellectual property.

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
Additionally, the Company’s revenue includes amounts recognized over time and at a point in time, and are as follows for the three months and six months ended July 1, 2022, and June 25, 2021:

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
Products transferred at a point in time	$289,279	$245,776	$559,432	$460,181
Services transferred over time	7,626	7,529	14,907	13,592
Total	$296,905	$253,305	$574,339	$473,773

As of July 1, 2022, and December 31, 2021, the Company’s accounts receivable, net consisted of the following:

	July 1, 2022	December 31, 2021
Accounts receivable	$61,459	$55,088
Allowance for doubtful accounts	(2,287)	(2,468)
Accounts receivable, net	$59,172	$52,620
5.Inventories, Net

As of July 1, 2022, and December 31, 2021, the Company’s inventory consisted of the following:

	July 1, 2022	December 31, 2021
Finished goods	$272,655	$210,540
Raw materials	13,228	10,454
Work in process	342	548
Reserve for obsolete and slow-moving inventory	(11,528)	(10,578)
Total inventories, net	$274,697	$210,964

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
6.Goodwill and Other Intangible Assets, Net

Goodwill as of July 1, 2022, and December 31, 2021, was $590,199 and $580,761, respectively. Goodwill increased by $9,438 in 2022 due to the acquisition of Staub. During the year ended December 31, 2021, goodwill increased by $21,026 due to the acquisition of Access Networks. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for more information regarding Staub and Access Networks.

As of July 1, 2022, and December 31, 2021, other intangible assets, net, consisted of the following:

		July 1, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 25 years	$521,846	$(110,117)	$411,729
Technology	5 – 15 years	95,078	(46,129)	48,949
Trade names – definite	2 – 10 years	59,185	(20,268)	38,917
Trade names – indefinite	indefinite	76,564	—	76,564
Total intangible assets		$752,673	$(176,514)	$576,159

		December 31, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 25 years	$509,162	$(96,149)	$413,013
Technology	5 – 15 years	95,078	(38,221)	56,857
Trade names – definite	2 – 10 years	57,660	(16,902)	40,758
Trade names – indefinite	indefinite	76,564	—	76,564
Total intangible assets		$738,464	$(151,272)	$587,192

Total amortization expense for intangible assets for the three months ended July 1, 2022, and June 25, 2021, was $12,581 and $12,079, respectively. Total amortization expense for intangible assets for the six months ended July 1, 2022, and June 25, 2021, was $25,242 and $23,967, respectively. The weighted-average useful life remaining for amortizing definite lived intangible assets was approximately 14.8 years as of July 1, 2022.

As of July 1, 2022, the estimated amortization expense for intangible assets for the next five fiscal years and thereafter are as follows:

Remainder of 2022	$24,601
2023	48,705
2024	42,204
2025	34,588
2026	34,588
2027 and thereafter	314,909
Total	$499,595

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

Borrowings under the New Revolving Credit Facility will bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the federal funds effective rate, (b) the prime rate and (c) the eurocurrency rate determined by reference to the cost of funds adjusted for certain additional costs, plus 1.00%; provided such rate is not lower than a floor of 1.00% or (2) a eurocurrency rate determined by reference to the applicable cost of funds for such borrowing adjusted for certain additional costs; provided such rate is not lower than a floor of zero. As of July 1, 2022, the interest rates for the New Term Loan and the New Revolving Credit Facility were 5.00%.

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

The principal amounts outstanding under the Credit Agreement as of July 1, 2022 and December 31, 2021 were as follows:

Instrument	Maturity Date	7/1/2022	12/31/2021
Credit Agreement
New Term Loan	12/8/2028	$463,837	$465,000
New Revolving Credit Facility	12/8/2026	$47,000	$—

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

As of July 1, 2022, the Company had $47,000 outstanding under the New Revolving Credit Facility. As of December 31, 2021, the Company had no borrowings outstanding under the New Revolving Credit Facility. As of July 1, 2022 and December 31, 2021, the Company had $5,254 and $4,894 of outstanding letters of credit. The amount available under the New Revolving Credit Facility was $47,746 and $95,106 as of July 1, 2022, and December 31, 2021, respectively.

As of July 1, 2022, the future scheduled maturities of the above notes payable are as follows:

Remainder of 2022	$2,325
2023	4,650
2024	3,488
2025	4,650
2026	51,650
2027	5,813
Thereafter	438,262
Total future maturities of debt	510,838
Unamortized debt issuance costs	(12,841)
Total indebtedness	497,997
Less: Current maturities of long-term debt	4,650
Long-term debt and revolving credit facility	$493,347

Unamortized costs related to the issuance of the New Term Loan were $11,488 and $12,256 as of July 1, 2022, and December 31, 2021, and were presented as a direct deduction from the carrying amount of long-term debt. Unamortized costs related to the issuance of the New Revolving Credit Facility were $1,353 as of July 1, 2022, and were presented as a direct deduction from the carrying amount of the revolving credit facility. As of December 31, 2021, unamortized costs related to the issuance of the New Revolving Credit Facility were $1,506 and were included in other assets. The costs related to debt issuances are amortized to interest expense over the life of the related debt. As of July 1, 2022, the future amortization of debt issuance costs was as follows:

Remainder of 2022	$937
2023	1,925
2024	1,993
2025	2,066
2026	2,123
2027	1,918
Thereafter	1,879
Total	$12,841

Debt Covenants and Default Provisions — There have been no changes to the debt covenants or default provisions related to the Company’s outstanding debt arrangements or other obligations during the current year. The Company was in compliance with all debt covenants as of July 1, 2022, and December 31, 2021. For additional information on the Company’s debt arrangements, debt covenants and default provisions, see Note 8 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2021, in the Annual Report.

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
8.Fair Value Measurement

Fair Value of Financial Instruments — The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the condensed consolidated statements of operations were as follows:

	As of July 1, 2022		As of December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Notes receivable, net	$1,503	$1,503	$6,484	$6,764
Liabilities
New Term Loan	$463,837	$426,731	$465,000	$462,675
The fair value of notes receivable are estimated using a discounted cash flow analysis using interest rates currently offered for loans with similar credit quality which represent Level 2 inputs, and are included in other assets and other current assets on the balance sheet. The fair value of long-term debt was established using current market rates for similar instruments traded in secondary markets representing Level 2 inputs. The fair value of the Revolving Credit Facility approximates carrying value as the related interest rates approximate the Company’s incremental borrowing rate for similar obligations. Additionally, cash and cash equivalents, accounts receivable, net, prepaid expenses, accounts payable, and accrued liabilities are classified as Level 1 and the carrying value of these assets and liabilities approximates the fair value due to the short-term nature of these financial instruments.

Notes Receivable — During the second quarter of 2022, the Company increased its provision for credit losses to $5,872, representing a portion of the principal and accrued interest due to the Company under its unsecured loan to Clare Controls, LLC (“Clare”). The Company evaluated the expected credit losses for the Clare notes receivable as of July 1, 2022, in consideration of internal and external sources which may affect Clare’s ability to repay the loans upon maturity, including the Company’s acquisition of Clare subsequent to fiscal second quarter end. In connection with the transaction, certain credit obligations owed by Clare to third-parties were forgiven or settled at reduced rates. During the three months and the six months ended July 1, 2022, the Company has recorded a provision for credit loss of $5,872 on assets measured at fair value on a nonrecurring basis. The provision for credit losses was derived using Level 3 inputs and was primarily driven by a revised yield and credit rating analysis. The provision for credit losses is included in selling, general and administrative expenses on the condensed consolidated statement of operations for the three and six months ended July 1, 2022.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis — The Company utilizes a Monte Carlo simulation in an option pricing framework, where a range of possible scenarios are simulated, in order to determine the fair value of the contingent value rights (“CVRs”). Any future increase in the fair value of the CVR obligations, based on an increased likelihood that the underlying milestones will be achieved, and the associated payment or payments will, therefore, become due and payable, will result in a charge to selling, general and administrative expenses in the period in which the increase is determined. Similarly, any future decrease in the fair value of the CVR obligations will result in a reduction in selling, general and administrative expenses. CVR liabilities are categorized as other liabilities in the accompanying condensed consolidated balance sheets and are classified as Level 3.

	Fair value at July 1, 2022	Valuation Technique	Unobservable Input	Volatility
Contingent Value Rights	$2,825	Monte Carlo	Volatility	50 and 60%

Changes in the CVRs for the six months ended July 1, 2022, and June 25, 2021 were as follows:

	July 1, 2022	June 25, 2021
CVR fair value – beginning of period	$8,900	$4,000
Fair value adjustments	(6,075)	2,840
CVR fair value – end of period	$2,825	$6,840
The fair value of the contingent consideration liability related to the Access Networks acquisition was based on unobservable inputs, including management estimates and assumptions about future revenues, and is, therefore, classified

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
as Level 3. The fair value of the contingent consideration was $2,000 as of July 1, 2022 and recorded in other current liabilities in the accompanying condensed consolidated balance sheet.

The fair value of the interest rate cap is determined using widely accepted valuation techniques based on its maturity and observable market-based inputs, including interest rate curves. This measurement is considered a Level 2 measurement. The interest rate cap expired on December 31, 2021 and had no value as of December 31, 2021.

There were no transfers into or out of Level 3 during the three months and six months ended July 1, 2022, or June 25, 2021.

9.Accrued Liabilities

Accrued liabilities as of July 1, 2022, and December 31, 2021, consisted of the following:

	July 1, 2022	December 31, 2021
Deferred revenue	$23,613	$20,944
Warranty reserve	11,848	14,549
Payroll, vacation, and bonus accruals	14,895	21,340
Customer rebate program	4,773	4,775
Sales return allowance	4,441	3,999
Contingent consideration	2,000	—
Taxes	1,904	1,774
Incurred but not reported self-insurance	1,710	1,556
Interest payable	389	1,523
Other accrued liabilities	5,926	5,057
Total accrued liabilities	$71,499	$75,517

10.Warranties

Changes in the Company’s accrued warranty liability for the six months ended July 1, 2022, and June 25, 2021, are as follows:

	July 1, 2022	June 25, 2021
Accrued warranty – beginning of period	$18,772	$16,523
Warranty claims	(5,518)	(5,810)
Warranty provisions	3,019	8,588
Accrued warranty – end of period	$16,273	$19,301
As of July 1, 2022, the Company has recorded accrued warranty liabilities of $11,848 in accrued liabilities and $4,425 in other liabilities in the accompanying consolidated balance sheet. As of December 31, 2021, the Company has recorded accrued warranty liabilities of $14,549 in accrued liabilities and $4,223 in other liabilities.

11.Retirement Plan

The Company has a 401(k) plan that covers eligible employees as defined by the plan agreement. As of January 1, 2020, the Company matches 100% of employee contributions to the plan, up to 3% of the employees’ total compensation, and 50% of employee contributions to the plan, up to 6% of the employees’ total compensation. Company contributions to the plan, net of forfeitures, were $1,292 and $919 for the three months ended July 1, 2022, and June 25, 2021, respectively. Company contributions to the plan, net of forfeitures, were $2,823 and $2,089 for the six months ended July 1, 2022, and June 25, 2021, respectively.

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
12.Equity Agreements and Incentive Equity Plans

Former Parent Incentive Plan — In October 2017, the Former Parent Entity approved the Class B Unit Incentive Plan (the “2017 Plan”) pursuant to the Company’s partnership agreement. Class B-1 Incentive Units (“B-1 Units”) issued under the 2017 Plan vest in installments over a five-year period, subject to the grantee’s continued employment or service. Class B-2 Incentive Units (“B-2 Units” and collectively with the B-1 Units, “Incentive Units”) issued under the 2017 Plan contain both service conditions consistent with the B-1 Units and market-based vesting conditions that require the achievement of a specified return hurdle to the controlling shareholders in order to vest. The Company recognized $1,178 and $2,238 of compensation expense within selling, general and administrative expenses related to Incentive Units for the three months and six months ended June 25, 2021.

2021 Incentive Plan — On July 16, 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) in order to provide a means through which to attract, retain, and motivate key personnel. Awards available for grant under the 2021 Plan include non-qualified and incentive stock options, restricted shares of our common stock, and other equity-based awards tied to the value of our common stock and cash-based awards.

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

The summary of the Company’s restricted stock awards activity is as follows:

	Restricted Stock Awards
	B-1 Incentive Units		B-2 Incentive Units
	Number of Units	Weighted- Average Grant-Date Fair Value	Number of Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2021	633	$18.00	807	$18.00
Granted	—	—	—	—
Vested	203	18.00	—	—
Forfeited	8	18.00	—	—
Outstanding at July 1, 2022	422	$18.00	807	$18.00

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

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)

The summary of the Company’s option activity is as follows:

	Time-based Options			Market-based Options
	Number of Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (a)	Number of Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (a)
Outstanding at December 31, 2021	4,393	$6.49	$13,532	1,155	$5.66	$3,558
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	77	7.25	—	—	—	—
Outstanding at July 1, 2022	4,316	$6.48	$—	1,155	$5.66	$—
Options exercisable at July 1, 2022	2,726	$6.11	$—	—	$—	$—

(a) The intrinsic value represents the amount by which the fair value of the Company’s stock exceeds the option exercise price as of July 1, 2022.

Restricted Stock Units — The Company grants restricted stock units (“RSUs”) with time-based vesting requirements under the 2021 Plan. These RSUs typically have an initial annual cliff vest and then vest quarterly over the remaining service period, which is generally one to four years. The fair value of RSUs is based on the Company’s closing stock price on the date of grant.

The summary of the Company’s RSU activity is as follows:

	Restricted Stock Units
	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2021	390	$18.22
Granted	930	19.13
Vested	70	18.11
Forfeited	47	19.40
Outstanding at July 1, 2022	1,203	$18.88

Performance Stock Units — During the six months ended July 1, 2022, the Company granted performance-based restricted stock units (“PSUs”) to certain employees under the 2021 Plan. The fair value of PSUs granted is based on the Company’s closing stock price on the date of grant. Each PSU grant vests in annual tranches over a three-year service period. Total units earned for grants may vary between 0% and 200% of the units granted based on the attainment of net sales and company-specific adjusted EBITDA targets during the performance period (generally the fiscal year of the date of the grant) and upon continued service. Compensation expense for PSUs is recognized on a graded-vesting basis if it is probable that the performance conditions will be achieved. Adjustments to compensation expense are made each period

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
based on changes in our estimate of the number of PSUs that are probable of vesting. PSUs will vest with continued service and upon achievement of the relevant performance targets.

The summary of the Company’s PSU activity is as follows:

	Performance Stock Units
	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2021	—	$—
Granted	368	20.46
Exercised	—	—
Forfeited	2	20.46
Outstanding at July 1, 2022	366	$20.46

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

Total equity-based compensation expense — Equity-based compensation expense is included within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. For all equity-based compensation awards, the Company recognizes forfeitures as they occur. Compensation expense for the three months and six months ended July 1, 2022 and unrecognized stock compensation expense and weighted average remaining expense period as of July 1, 2022 consisted of:

	Compensation Expense		As of July 1, 2022
	Three months ended July 1, 2022	Six months ended July 1, 2022	Unrecognized Compensation Expense	Weighted-Average Remaining Contractual Term (Years)
2021 Plan
Restricted stock awards	1,163	$2,308	$6,425	1.59
Time-based options	1,676	3,405	10,702	2.21
Market-based options	645	1,290	4,135	1.59
Restricted stock units	1,970	3,406	18,885	3.05
Performance stock units	1,134	1,699	5,796	1.64
Other equity-based compensation	100	179	1,029	2.55
Total	$6,688	$12,287	$46,972	2.13

Employee Stock Purchase Plan — The Company’s Board of Directors adopted, and its shareholders approved, the Snap One Holdings Corp. 2022 Employee Stock Purchase Plan (the “ESPP”). The ESPP initially reserves 750 shares for issuance, which is subject to increase on the first day of each fiscal year in an amount equal to the lesser of: (i) the positive difference, if any, between (x) 1% of the outstanding common stock of the Company on the last day of the immediately preceding fiscal year and (y) the available plan reserve on the last day of the immediately preceding fiscal year and (ii) a lower number of shares of our common stock as determined by the board. The number of shares available for issuance under the ESPP is subject to adjustment for certain changes in our capitalization. Under the ESPP, shares of common stock may be purchased by eligible participants during defined purchase periods at 85% of the lesser of the closing price of the Company’s common stock on the first day or last day of each purchase period.

The Company implemented the ESPP with the first purchase period beginning on May 23, 2022 and ending on November 22, 2022. The Company used a Black-Scholes option pricing model to value the common stock purchased as

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
part of the Company's ESPP. The fair value estimated by the option pricing model is affected by the price of the common stock as well as subjective variables that include assumed interest rates, our expected dividend yield, and our expected share volatility over the term of the award. Fair value inputs for the purchase period in 2022 included assumed risk free interest rate of 1.6%, expected volatility of 45%, and expected dividend yield of 0%. Eligible participants contributed $278 during the three months and six months ended July 1, 2022, which is included in accrued liabilities in the accompanying consolidated balance sheet as of July 1, 2022. The Company recorded compensation expense of $80 which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three months and six months ended July 1, 2022. Unrecognized compensation expense as of July 1, 2022 associated with the remaining ESPP purchase period through November 22, 2022 was $295.

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

The Company recognized $11 and $818 of compensation expense relating to the Replacement Awards within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations during the three months ended July 1, 2022 and June 25, 2021, respectively. The Company recognized $294 and $2,544 of compensation expense relating to the Replacement Awards within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations during the six months ended July 1, 2022 and June 25, 2021, respectively.

As of July 1, 2022, all Replacement Awards have vested and the related expense has been recognized.

13.Income Taxes

The effective income tax rate for the Company was a benefit of 10.8% and 12.7% for the three months and six months ended July 1, 2022, as compared to an expense of 12.7% and a benefit of 8.3% for the three months and six months ended June 25, 2021. The change in the effective tax rate for the three months and six months ended July 1, 2022, and the difference from the U.S. federal statutory rate of 21%, was primarily the result of allocation of income between jurisdictions, low pretax book income as compared to tax expense and a change in the state deferred rate.

Income tax benefit was $163 and $524 during the three months and six months ended July 1, 2022, compared to an expense of $119 and a benefit of $644 during the three months and six months ended June 25, 2021.

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

Upon the closing of the IPO, the Company recognized a non-current liability of $112,681, which represented undiscounted aggregate payments that it expects to pay the TRA Participants under the TRA, with an offset to additional paid-in capital. Subsequent changes in the measurement of the liability will be adjusted through the condensed consolidated statement of operations. The TRA liability is an estimate and estimating the amount of payments that may be made under

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
the TRA is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount, character and timing of the Company’s income. As of July 1, 2022, the Company recognized a total liability of $112,406, of which $11,038 and $101,368 are recorded within the current and noncurrent tax receivable liability financial statement line items, respectively. TRA payments are anticipated to be made 125 days after filing the federal tax return. No measurement changes to the liability were recognized for the three months and six months ended July 1, 2022. As of December 31, 2021, the Company recognized a total liability of $112,406, which was recorded within the noncurrent tax receivable liability financial statement line item.

With respect to certain pre-IPO owners that are not TRA Participants, the Company paid $13,210 with cash on hand for their interests in lieu of their participation in the TRA. Approximately $2,754 of the cash payments to pre-IPO owners are subject to vesting requirements and are held in escrow until vested. The cash payments held in escrow are included in the condensed consolidated balance sheet in prepaid expenses and other current assets and are expensed over the requisite service period. The remaining $10,456 of the cash payments were expensed and paid or accrued in conjunction with the closing of the IPO. In total, $10,925 was recorded as compensation expense within selling, general and administrative expenses as disclosed in the consolidated statement of operations included in the Annual Report for the year ended December 31, 2021. During the three months and six months ended July 1, 2022, the Company recorded $279 and $558 in compensation expense within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. There was no compensation expense recorded by the company for the three months and six months ended June 25, 2021.

15.Commitments and Contingencies

Legal Proceedings — During the normal course of business, the Company is occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable, and the amount of such loss can be reasonably estimated. As of July 1, 2022, and December 31, 2021, no significant reserves were recorded. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. However, the Company does not expect the outcome of the matters currently pending will have a material adverse effect on the condensed consolidated financial statements.

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

The components of the Company’s lease costs are:

	Three Months Ended July 1, 2022	Six Months Ended July 1, 2022
Operating lease cost (a)	$3,533	$7,072
Variable lease cost	923	1,979
Short-term lease cost	76	186
Total lease cost	$4,532	$9,237
(a)Included in cost of sales, exclusive of depreciation and amortization, and selling, general and administrative expenses in the Company’s unaudited condensed consolidated statement of operations.

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

	Three Months Ended July 1, 2022	Six Months Ended July 1, 2022
Cash paid for amounts included in the measurement of lease liabilities	$3,399	$6,804
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$842	$44,897

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

As of July 1, 2022
Weighted-average remaining lease term	4.68 years
Weighted-average discount rate	4.38%

As of July 1, 2022, future lease payments under non-cancelable lease commitments for the next five fiscal years and thereafter were as follows:

Remainder of 2022	$7,302
2023	10,628
2024	8,952
2025	7,676
2026	5,597
Thereafter	7,349
Total lease payments	47,504
Less: Imputed interest	4,993
Present value of lease liabilities	$42,511

As of July 1, 2022, the Company has entered into additional lease agreements for office space that have not yet commenced. Aggregate lease payments for these leases total $41,700 on an undiscounted basis.

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)
The future minimum lease payments for operating lease obligations under ASC Topic 840 as of December 31, 2021 were as follows:

2022	$13,168
2023	9,255
2024	7,558
2025	6,357
2026	4,510
Thereafter	5,460
Total future minimum lease payments	$46,308

Under ASC 840, Leases, total rental expense for the three months and six months ended June 25, 2021 was $2,771 and $5,899.

17.Stockholders’ Equity

Holders of voting common stock are entitled to one vote per share and to receive dividends. The Company had noncontrolling interests of $224 and $261 as of July 1, 2022, and December 31, 2021, respectively.

Changes in noncontrolling interests each period include net income attributable to noncontrolling interests and cash contributions by minority partners to the Company’s consolidated subsidiaries. There were no cash contributions by minority partners for the three months and six months ended July 1, 2022, or June 25, 2021.

In July 2021, the Company amended its Amended and Restated Certificate of Incorporation which, among other things, effected a 150-for-1 stock split of its shares of common stock, increased the par value of its common stock from $0.001 to $0.01 per share, increased the authorized number of shares of its common stock to 500,000 and authorized 50,000 shares of preferred stock. There was no preferred stock outstanding as of July 1, 2022, and December 31, 2021. All references to share and per share amounts in the Company’s condensed consolidated financial statements have been retrospectively revised to reflect the stock split, the increase in par value and the increase in authorized shares.

Share Repurchase Program — On May 12, 2022, the Company announced that its board of directors authorized a $25,000 share repurchase program. Under the share repurchase program, Snap One may purchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and number of shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The repurchase program expires at the end of 2023, does not obligate the Company to acquire a specified number of shares and may be modified, suspended or discontinued at any time at the board of directors’ discretion.

Share repurchase activity consists of the following:

Three and Six Months Ended
July 1, 2022
Number of shares repurchased	94
Total cost	$1,048
Average per share cost including commissions	$0.01

We have elected to retire shares repurchased to date. Shares retired become part of the pool of authorized but unissued shares. The purchase price of the retired shares in excess of par value, including transaction costs, are recorded as a decrease to additional paid-in capital. As of July 1, 2022, $130 of share repurchases were included in accrued liabilities in our condensed consolidated balance sheets, as these repurchase transactions had not yet settled.

Snap One Holdings Corp. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(Unaudited)

18.Loss Per Share

Basic loss per share represents net loss divided by the weighted-average shares outstanding. Diluted loss per share is the same as basic income or loss per share, as the Company had no potentially dilutive securities during the three months and six months ended June 25, 2021, and was in a loss position during the three months ended July 1, 2022. The following table presents the calculations of basic and diluted loss per share for the three months and six months ended July 1, 2022, and June 25, 2021:

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
Net loss attributable to Company	$(1,327)	$(1,044)	$(3,563)	$(7,058)
Weighted-average shares outstanding - basic and diluted	74,588	59,217	74,526	59,217
Loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.12)

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

	Three Months Ended July 1, 2022	Six Months Ended July 1, 2022
Restricted stock awards	1,281	1,347
Time-based options	4,334	4,352
Market-based options	1,155	1,155
Restricted stock units	1,193	994
Performance stock units	367	276
Other equity-based compensation	69	63
Total	8,399	8,187

19.Related Parties

The Company’s controlling shareholder, Hellman & Friedman, LLC (“H&F”), owns an insurance brokerage vendor used by the Company. For the three months and six months ended July 1, 2022 , the Company incurred $468 and $936 of expenses, respectively. For the three months and six months ended June 25, 2021, the Company incurred no expenses related to this vendor. Additionally, H&F has an ownership interest in a human capital management, payroll, HR service and workforce management vendor used by the Company. For the three months ended July 1, 2022 and June 25, 2021, the Company incurred $53 and $99 of expenses, respectively. For the six months ended July 1, 2022 and June 25, 2021, the Company incurred $166 and $285 of expenses, respectively. These expenses are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Amounts owed by the Company in connection with the expenses described above were not material as of July 1, 2022 and June 25, 2021, respectively.

20.Subsequent Events

On August 8, 2022, the Company acquired Clare Controls, LLC, a provider of home automation and security products for whom Snap One has been the distributor since 2019.The Clare acquisition will enable Snap One to convert Clare’s product suite into higher-margin proprietary products, and drive growth with professional integrators in adjacent markets.

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

We operate on a 52-week or 53-week fiscal year ending on the last Friday of December each year. Our fiscal year is divided into four quarters of 13 weeks, each beginning on a Saturday and containing one 5-week period followed by two 4-week periods. When a 53-week fiscal year occurs, we report the additional week in the fourth fiscal quarter. References to fiscal year 2021 are to our 53-week fiscal year ended December 31, 2021. The fiscal quarters ended July 1, 2022, and June 25, 2021 were both 13-week periods.

Overview

Snap One powers smart living by enabling professional integrators to deliver seamless experiences in the connected homes and small businesses where people live, work and play. Our end-to-end product ecosystem delivered through our powerful distribution network and further bolstered by our technology-enabled workflow solutions delivers a compelling value proposition to our loyal and growing network of professional do-it-for-me (“DIFM”) integrator customers. We distribute and provide integrators with a leading, comprehensive, proprietary and third-party suite of connected, infrastructure, entertainment, and software solutions so the entire smart living experience is exceptional for the end consumer. Our product and service offerings encompass all of the elements required by integrators to build integrated smart living systems that are easy to install and simple to manage, serving the needs of both integrators and end consumers. Our differentiated technology and software-enabled workflow tools have been designed to support the integrator throughout the project lifecycle, enhancing their operations and helping them to profitably grow their businesses.

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

Recent Developments

On January 20, 2022, we announced the acquisition of Staub Electronics, LTD. (“Staub”), a long-time Canadian distribution partner. The acquisition brings together two long-time business partners to provide more product choice, faster fulfillment, and superior support for professional integrators across Canada. The acquisition adds two Canadian locations to our distribution footprint. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for more information regarding the acquisition.

As of July 1, 2022, we had $47.0 million outstanding under the New Revolving Credit Facility, which we used to fund the Staub acquisition as well as for general corporate expenses.

On August 8, 2022, the Company acquired Clare Controls, LLC (“Clare”), a provider of home automation and security products for whom Snap One has been the distributor since 2019. The Clare acquisition will enable Snap One to convert Clare’s product suite into higher-margin proprietary products, and drive growth with professional integrators in adjacent markets.

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

Omni-Channel Strategy Expansion. Our business model is built around an e-commerce centric, omni-channel go-to-market strategy. We provide a comprehensive e-commerce portal, which allows integrators to easily research products, design projects, receive training and certifications, order products, and solicit ongoing support. Our e-commerce portal is complemented by a growing network of 32 domestic local branches, two Canadian local branches, and seven distribution centers as of July 1, 2022. The local branch presence is an important part of our strategy as it allows us to better serve integrators locally by providing same-day product availability when necessary, creating a site for relationship building with our support team and for training and product demonstration sessions. We believe integrators value the relationships and support we can deliver at the local level, and this further increases their loyalty to our business across channels.

Strategic Acquisitions. In addition to our organic growth, we continue to grow our business through strategic acquisitions such as our acquisitions of ANLA, LLC (“Access Networks”), Staub and Clare to better serve existing and new integrators, broaden our product categories, and extend the geographic reach of our omni-channel capabilities. We will continue to pursue disciplined, accretive acquisitions that enhance our products, software and workflow solutions and expand into adjacent markets that allow us to serve our integrator base.

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

Following initial demand declines for our products and services in March and April 2020, sales recovered in 2021 as professional integrators’ services became increasingly important for homeowners working and seeking entertainment from home. This resulted in accelerated growth in our business and reinforced that we provide a mission-critical function to our integrators. More recently, COVID-19 has affected our supply chain, including component sourcing and shipping and logistics challenges resulting in cost inflation, consistent with its effect across many industries. When combined with the demand for our products, these supply chain impacts have resulted in delayed product availability in some cases. We expect these impacts, including potential delayed product availability, to continue for as long as the global supply chain is experiencing these challenges. We continue to invest in supply chain initiatives to meet integrator demand and manage cost inflation, and while the situation caused by COVID-19 is dynamic, we have considered COVID-19 and the lingering effects of its impact when developing our estimates and assumptions. Actual results and outcomes may differ from our estimates and assumptions. For additional information of risks related to COVID-19, refer to “Risk Factors” in our Annual Report.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
	(in thousands)
Net loss	$(1,344)	$(1,056)	$(3,600)	$(7,092)
Interest expense	7,720	9,543	14,443	19,078
Income tax (benefit) expense	(163)	119	(524)	(644)
Depreciation and amortization	14,966	14,198	29,855	27,910
Other expense (income), net	(63)	(296)	(483)	(509)
Equity-based compensation	6,768	1,178	12,367	2,238
Provision for credit losses on notes receivable(a)	5,872	—	5,872	—
Fair value adjustment to contingent value rights(b)	(3,275)	1,530	(6,075)	2,840
Deferred acquisition payments(c)	327	1,428	1,030	3,580
Compensation expense for payouts in lieu of TRA participation(d)	279	—	558	—
Acquisition and integration related costs(e)	64	222	278	236
Deferred revenue purchase accounting adjustment(f)	53	141	150	289
Initial public offering costs(g)	—	1,210	—	2,921
Other professional services costs(h)	376	—	1,213	—
Other(i)	100	1,095	187	1,807
Adjusted EBITDA	$31,680	$29,312	$55,271	$52,654

The following table presents a reconciliation of net loss to Adjusted Net Income for the periods presented:

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
	(in thousands)
Net loss	$(1,344)	$(1,056)	$(3,600)	$(7,092)
Amortization	12,597	12,079	25,258	23,967
Equity-based compensation	6,768	1,178	12,367	2,238
Foreign currency loss (gains)	166	(143)	(13)	(191)
Provision for credit losses on notes receivables(a)	5,872	—	5,872	—
Fair value adjustment to contingent value rights(b)	(3,275)	1,530	(6,075)	2,840
Deferred acquisition payments(c)	327	1,428	1,030	3,580
Compensation expense for payouts in lieu of TRA participation(d)	279	—	558	—
Acquisition and integration related costs(e)	64	222	278	236
Deferred revenue purchase accounting adjustment(f)	53	141	150	289
Initial public offering costs(g)	—	1,210	—	2,921
Other professional services costs(h)	376	—	1,213	—
Other(i)	33	1,067	52	1,757
Income tax effect of adjustments(j)	(5,416)	(3,790)	(9,873)	(7,645)
Adjusted Net Income	$16,500	$13,866	$27,217	$22,900
(a)Represents provision for credit losses on notes receivable related to the Company's unsecured loan to Clare.

(b)Represents noncash gains and losses recorded from fair value adjustments related to contingent value right (“CVR”) liabilities. Fair value adjustments related to CVR liabilities represent potential obligations to the prior sellers in conjunction with the acquisition of the Company by investment funds managed by Hellman & Friedman in August 2017 and are based on estimates of expected cash payments to the prior sellers based on specified targets for the return on the original capital investment.

(c)Represents expenses incurred related to deferred payments to employees associated with our Control4 acquisition and other historical acquisitions. The deferred payments are cash retention awards for key personnel from the acquired companies and are expected to be paid to employees through 2023. Management does not believe such costs are indicative of our ongoing operations as they are one-time awards specific to acquisitions and are incremental to our typical compensation costs incurred and we do not expect such costs to be reflective of future increases in base compensation expense.

(d)Represents non-recurring expense related to payments to certain pre-IPO owners in lieu of their participation in the TRA. Management does not believe such costs are indicative of our ongoing operations as they are one-time awards specific to the establishment of the TRA.

(e)Represents costs directly associated with acquisitions and acquisition-related integration activities. These costs also include certain restructuring costs (e.g., severance) and other third-party transaction advisory fees associated with the acquisitions.

(f)Represents an adjustment related to the fair value of deferred revenue related to the Control4 acquisition.
(g)Represents expenses related to professional fees in connection with preparation for our IPO.

(h)Represents professional service fees associated with the preparation for Sarbanes-Oxley compliance, the implementation of new accounting standards and accounting for non-recurring transactions.

(i)Represents non-recurring expenses related to consulting, restructuring, and other expenses which management believes are not representative of our operating performance.
(j)Represents the tax impacts with respect to each adjustment noted above after taking into account the impact of permanent differences using the statutory tax rate related to the applicable federal and foreign jurisdictions and the blended state tax rate.

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

The following table presents the calculation of Contribution Margin:

	Three Months Ended		Six Months Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
	(in thousands)
Net sales	$296,905	$253,305	$574,339	$473,773
Cost of sales, exclusive of depreciation and amortization(a)	180,395	152,140	352,727	281,016
Net sales less cost of sales, exclusive of depreciation and amortization	$116,510	$101,165	$221,612	$192,757
Contribution Margin	39.2%	39.9%	38.6%	40.7%

(a)Cost of sales for the three months ended July 1, 2022 and June 25, 2021, excludes depreciation and amortization of $14,966 and $14,198, respectively. Cost of sales for the six months ended July 1, 2022 and June 25, 2021, excludes depreciation and amortization of $29,855 and $27,910, respectively.

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

The following table presents a reconciliation of net cash used in operating activities to Free Cash Flow for the periods presented:

	Six Months Ended
	July 1, 2022	June 25, 2021
	(in thousands)
Net cash used in operating activities	$(19,553)	$(4,615)
Purchases of property and equipment	(6,414)	(4,413)
Free Cash Flow	$(25,967)	$(9,028)

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

Selling, General and Administrative Expenses

Selling, general and administrative costs include payroll and related costs, occupancy costs, costs related to warehousing, distribution, outbound shipping to integrators, credit card processing fees, warranty, purchasing, advertising, research and development, non-income-based taxes, equity-based compensation, acquisition-related expenses, compensation expense for payouts in lieu of TRA participation, provision for credit losses and other corporate overhead costs. We expect that our selling, general and administrative expenses will increase at a growth rate below net sales growth when adjusted for one-time expenses, in future periods as we continue to grow, and due to additional legal, accounting, insurance and other expenses that we are incurring as a public company, including compliance with the Sarbanes-Oxley Act.

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

	Three Months Ended				Six Months Ended
	July 1, 2022	% of Net sales	June 25, 2021	% of Net sales	July 1, 2022	% of Net sales	June 25, 2021	% of Net sales
	($ in thousands)
Net Sales	$296,905	100.0%	$253,305	100.0%	$574,339	100.0%	$473,773	100.0%
Costs and expenses:
Cost of sales, exclusive of depreciation and amortization	180,395	60.8%	152,140	60.1%	352,727	61.4%	281,016	59.3%
Selling, general and administrative expenses	95,394	32.1%	78,657	31.1%	181,921	31.7%	154,014	32.5%
Depreciation and amortization	14,966	5.0%	14,198	5.6%	29,855	5.2%	27,910	5.9%
Total costs and expenses	290,755	97.9%	244,995	96.7%	564,503	98.3%	462,940	97.7%
Income from operations	6,150	2.1%	8,310	3.3%	9,836	1.7%	10,833	2.3%
Other expenses (income):
Interest expense	7,720	2.6%	9,543	3.8%	14,443	2.5%	19,078	4.0%
Other expense (income), net	(63)	—%	(296)	(0.1)%	(483)	(0.1)%	(509)	(0.1)%
Total other expenses	7,657	2.6%	9,247	3.7%	13,960	2.4%	18,569	3.9%
Loss before income taxes	(1,507)	(0.5)%	(937)	(0.4)%	(4,124)	(0.7)%	(7,736)	(1.6)%
Income tax (benefit) expense	(163)	(0.1)%	119	—%	(524)	(0.1)%	(644)	(0.1)%
Net loss	(1,344)	(0.5)%	(1,056)	(0.4)%	(3,600)	(0.6)%	(7,092)	(1.5)%
Net loss attributable to noncontrolling interest	(17)	—%	(12)	—%	(37)	—%	(34)	—%
Net loss attributable to Company	$(1,327)	(0.4)%	$(1,044)	(0.4)%	$(3,563)	(0.6)%	$(7,058)	(1.5)%

Three Months and Six Months Ended July 1, 2022, Compared to the Three Months and Six Months Ended June 25, 2021

Net Sales

	Three Months Ended				Six Months Ended
	July 1, 2022	June 25, 2021	$ Change	% Change	July 1, 2022	June 25, 2021	$ Change	% Change
	($ in thousands)
Net Sales	$296,905	$253,305	$43,600	17.2%	$574,339	$473,773	$100,566	21.2%

Net sales increased by $43.6 million, or 17.2%, in the three months ended July 1, 2022, compared to the three months ended June 25, 2021. Approximately 13.4% of net sales growth was driven by organic growth, including the continued ramp of local branches opened in the past year, and the cumulative impact of proprietary product price adjustments taken in the past year, offset by a modest foreign currency headwind. Approximately 3.8% of net sales growth was attributed to the full quarter benefit of the recent acquisitions of Access Networks and Staub.

Net sales increased by $100.6 million, or 21.2%, in the six months ended July 1, 2022, compared to the six months ended June 25, 2021. Approximately 17.0% of net sales growth was driven by organic growth, including the continued ramp of local branches opened in the past year, and the cumulative impact of proprietary product price adjustments taken in the past year, offset by supply chain and foreign currency headwinds. Approximately 4.2% of net sales growth was attributed to the year-to-date benefit of recent acquisitions of Access Networks and Staub.

Cost of Sales, Exclusive of Depreciation and Amortization

	Three Months Ended				Six Months Ended
	July 1, 2022	June 25, 2021	$ Change	% Change	July 1, 2022	June 25, 2021	$ Change	% Change
	($ in thousands)
Cost of sales, exclusive of depreciation and amortization	$180,395	$152,140	$28,255	18.6%	$352,727	$281,016	$71,711	25.5%
As a percentage of net sales	60.8%	60.1%			61.4%	59.3%

Cost of sales, exclusive of depreciation and amortization, increased $28.3 million, or 18.6%, in the three months ended July 1, 2022, compared to the three months ended June 25, 2021, primarily driven by higher sales volumes. As a percentage of net sales, cost of sales, exclusive of depreciation and amortization, increased to 60.8% in the current period from 60.1% in the prior period. The increase in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales was primarily due to growth in third-party product sales outpacing growth of proprietary product sales as we further execute our omni-channel strategy by opening local branches, which typically sell more third-party product than proprietary product. The accelerated growth in third-party product sales resulted in a third-party product mix of 29.9% compared to 28.8% in the comparable year ago period. Additionally, supplier costs and inbound freight costs increased due to ongoing supply chain pressures. This increase in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales resulted in a lower Contribution Margin of 39.2% for the three months ended July 1, 2022, compared to 39.9% for the three months ended June 25, 2021.

Cost of sales, exclusive of depreciation and amortization, increased $71.7 million, or 25.5%, in the six months ended July 1, 2022, compared to the six months ended June 25, 2021, primarily driven by higher sales volumes. As a percentage of net sales, cost of sales, exclusive of depreciation and amortization, increased to 61.4% in the current period from 59.3% in the prior period. The increase in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales was primarily due to growth in third-party product sales outpacing growth of proprietary product sales as we further execute our omni-channel strategy by opening local branches, which typically sell more third-party product than proprietary product. The accelerated growth in third-party product sales resulted in a third-party product mix of 31.1% compared to 29.8% in the comparable year ago period. Additionally, supplier costs and inbound freight costs increased due to ongoing supply chain pressures. This increase in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales resulted in a lower Contribution Margin of 38.6% for the six months ended July 1, 2022, compared to 40.7% for the six months ended June 25, 2021.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended				Six Months Ended
	July 1, 2022	June 25, 2021	$ Change	% Change	July 1, 2022	June 25, 2021	$ Change	% Change
	($ in thousands)
Selling, general and administrative expenses	$95,394	$78,657	$16,737	21.3%	$181,921	$154,014	$27,907	18.1%
As a percentage of net sales	32.1%	31.1%			31.7%	32.5%

Selling, general and administrative expenses increased $16.7 million, or 21.3%, in the three months ended July 1, 2022 compared to the three months ended June 25, 2021. The increase in selling, general, administrative expenses was due in part to a $5.9 million provision for credit losses on notes receivable. The provision was recorded in consideration of internal and external sources, including the Company's acquisition of Clare subsequent to quarter end, where certain credit obligations owed by Clare to third-parties were forgiven or settled at reduced rates. The remaining increase in selling, general and administrative expenses is primarily related to an increase in equity-based compensation expense of $5.6 million, increased costs associated with becoming and operating as a public company, ongoing investments to support strategic growth initiatives, wage inflation and absorbing the costs associated with recently acquired businesses. The increase in selling, general and administrative expenses was offset by a $4.8 million decrease related to the fair value adjustment to contingent value rights.

Selling, general and administrative expenses increased $27.9 million, or 18.1%, in the six months ended July 1, 2022 compared to the six months ended June 25, 2021. The increase in selling, general, administrative expenses was due in part to the previously noted $5.9 million provision for credit losses on notes receivable. The remaining increase in selling, general and administrative expenses is primarily related to an increase in equity-based compensation expense of $10.1 million, increased costs associated with becoming and operating as a public company, ongoing investments to support strategic growth initiatives, wage inflation and absorbing the costs associated with recently acquired businesses. The increase in selling, general and administrative expenses was offset by a $8.9 million decrease related to the fair value adjustment to contingent value rights.

Depreciation and Amortization

	Three Months Ended				Six Months Ended
	July 1, 2022	June 25, 2021	$ Change	% Change	July 1, 2022	June 25, 2021	$ Change	% Change
	($ in thousands)
Depreciation and amortization	$14,966	$14,198	$768	5.4%	$29,855	$27,910	$1,945	7.0%
As a percentage of net sales	5.0%	5.6%			5.2%	5.9%

Depreciation and amortization expenses increased by $0.8 million, or 5.4%, in the three months ended July 1, 2022 compared to the three months ended June 25, 2021. Amortization expense associated with intangible assets acquired increased between periods due to the acquisitions of Access Networks and Staub. Depreciation expense increased primarily due to the acquisitions of Access Networks and Staub, as well as the opening of new local branches between periods.

Depreciation and amortization expenses increased by $1.9 million, or 7.0%, in the six months ended July 1, 2022 compared to the six months ended June 25, 2021. Amortization expense associated with intangible assets acquired increased between periods due to the acquisitions of Access Networks and Staub. Depreciation expense increased primarily due to the acquisitions of Access Networks and Staub, as well as the opening of new local branches between periods.

Interest Expense

	Three Months Ended				Six Months Ended
	July 1, 2022	June 25, 2021	$ Change	% Change	July 1, 2022	June 25, 2021	$ Change	% Change
	($ in thousands)
Interest expense	$7,720	$9,543	$(1,823)	(19.1)%	$14,443	$19,078	$(4,635)	(24.3)%
As a percentage of net sales	2.6%	3.8%			2.5%	4.0%

Interest expense decreased by $1.8 million, or 19.1%, in the three months ended July 1, 2022 compared to the three months ended June 25, 2021. The decrease was primarily driven by a lower average outstanding balance on our long-term debt in the three months ended July 1, 2022 as compared to the three months ended June 25, 2021.

Interest expense decreased by $4.6 million, or 24.3%, in the six months ended July 1, 2022 compared to the six months ended June 25, 2021. The decrease was primarily driven by a lower average outstanding balance on our long-term debt in the six months ended July 1, 2022 as compared to the six months ended June 25, 2021.

Other Expense (Income), Net

	Three Months Ended				Six Months Ended
	July 1, 2022	June 25, 2021	$ Change	% Change	July 1, 2022	June 25, 2021	$ Change	% Change
	($ in thousands)
Other expense (income)	$(63)	$(296)	$233	(78.7)%	$(483)	$(509)	$26	(5.1)%
As a percentage of net sales	—%	(0.1)%			(0.1)%	(0.1)%

Other income decreased by $0.2 million, or 78.7%, in the three months ended July 1, 2022, compared to the three months ended June 25, 2021 due to less favorable foreign currency movements. Other income for the six months ended July 1, 2022, was consistent with unfavorable foreign currency movements, primarily related to the U.S. dollar.

Income Tax (Benefit) Expense

	Three Months Ended				Six Months Ended
	July 1, 2022	June 25, 2021	$ Change	% Change	July 1, 2022	June 25, 2021	$ Change	% Change
	($ in thousands)
Income tax (benefit) expense	$(163)	$119	$(282)	(237.0)%	$(524)	$(644)	$120	(18.6)%
As a percentage of net sales	(0.1)%	—%			(0.1)%	(0.1)%

Income tax benefit increased by $0.3 million, or 237.0%, to a benefit, in the three months ended July 1, 2022, compared to an expense in the three months ended June 25, 2021. The effective tax rate for the three months ended July 1, 2022, was a benefit of 10.8% compared to an expense of 12.7% for the three months ended June 25, 2021. The change in the effective tax rate for the three months ended July 1, 2022, and the difference from the U.S. federal statutory rate of 21%, was primarily the result of allocation of income between jurisdictions, low pretax book income as compared to tax expense and a change in the state deferred rate.

Income tax benefit decreased by $0.1 million, or (18.6)%, in the six months ended July 1, 2022 compared to the six months ended June 25, 2021. The effective tax rate for the six months ended July 1, 2022, was a benefit of 12.7% compared to a benefit of 8.3% for the six months ended June 25, 2021. The change in the effective tax rate for the six months ended July 1, 2022, and the difference from the U.S. federal statutory rate of 21%, was primarily the result of allocation of income between jurisdictions, low pretax book income as compared to tax expense and a change in the state deferred rate.

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

Working Capital, Excluding Deferred Revenue

The following table summarizes our cash, cash equivalents, accounts receivable and working capital, which we define as current assets minus current liabilities excluding deferred revenue, for the periods indicated:

	As of
	July 1, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$31,318	$40,577
Accounts receivable, net	$59,172	$52,620
Working capital, excluding deferred revenue	$236,488	$208,433

Our cash and cash equivalents as of July 1, 2022, are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that reduce the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

We believe that our existing cash and cash equivalents, together with expected cash flow from operating activities, will be sufficient to fund our operations and capital expenditure requirements for the next 12 months. Beyond the next 12 months, our primary capital requirements primarily consist of required principal and interest payments on long-term debt, lease payments under non-cancelable lease commitments and TRA payments as further described in Notes 7, 14 and 16 of the Notes to the Condensed Consolidated Financial Statements. If cash provided by operating activities and borrowings under our Credit Agreement are not sufficient or available to meet our short and long-term capital requirements, then we may consider additional equity or debt financing in the future. There can be no assurance debt or equity financing will be available to us if we need it or, if available, the terms will be satisfactory to us. Our sources of liquidity could be affected by factors described under “Risk Factors” in our Annual Report.

Debt Obligations

On December 8, 2021, we entered into a credit agreement (the “Credit Agreement”) with various financial institutions consisting of a $465.0 million aggregate principal amount of senior secured term notes (the “New Term Loan”) maturing in seven years and a $100.0 million senior secured revolving credit facility (the “New Revolving Credit Facility”) (which includes borrowing capacity available for letters of credit) maturing in five years.

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

The Credit Agreement contains various customary affirmative and negative covenants. We were in compliance with such covenants as of July 1, 2022.

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

On August 4, 2021, we used a portion of the net proceeds from the IPO to repay a portion of the senior secured term loan outstanding under a credit agreement, dated August 4, 2017, between the Company’s wholly owned subsidiary, Wirepath LLC, and the lenders thereunder (as amended, the “Old Credit Agreement”) totaling $215.9 million in principal, plus accrued interest of $1.0 million. We also incurred a charge of $6.6 million related to the write-off of unamortized debt issuance costs.

In connection with the closing of the Credit Agreement, we repaid in full approximately $451.4 million of borrowings, including accrued interest, under the Old Credit Agreement. The term loan and revolving credit facilities and related agreements and documents under the Old Credit Agreement were terminated upon the effectiveness of the Credit Agreement.

As of July 1, 2022, we had $47.0 million outstanding under the New Revolving Credit Facility. As of December 31, 2021, we had no borrowings outstanding under the New Revolving Credit Facility. As of July 1, 2022 and December 31, 2021, we had $5.3 million and $4.9 million of outstanding letters of credit. The amount available under the New Revolving Credit Facility was $47.7 million and $95.1 million as of July 1, 2022, and December 31, 2021, respectively.

Historical Cash Flows

The following table sets forth our cash flows for the six months ended July 1, 2022 and June 25, 2021:

	Six Months Ended
	July 1, 2022	June 25, 2021
	(in thousands)
Net cash used in operating activities	$(19,553)	$(4,615)
Net cash used in investing activities	$(32,608)	$(30,663)
Net cash provided by (used in) financing activities	$44,919	$(6,325)

Operating Activities

Net cash used in operating activities was $19.6 million in the six months ended July 1, 2022, as compared to $4.6 million in the six months ended June 25, 2021, an increase of $14.9 million. The increase in net cash used in operating activities during the six months ended July 1, 2022 was due to a $24.2 million net increase in cash used for operating assets and liabilities. Net cash used was primarily driven by an increase in inventory to protect against supply chain uncertainty. The increase was offset by profit from operations, excluding the non-cash impacts of $10.1 million equity-based compensation expenses and a $5.9 million provision for credit losses on notes receivable.

Investing Activities

Net cash used in investing activities was $32.6 million in the six months ended July 1, 2022, as compared to $30.7 million in the six months ended June 25, 2021, an increase of $1.9 million. The increase in net cash used in investing activities for the six months ended July 1, 2022, was primarily due to a $2.0 million increase in cash used to purchase property and equipment. Investing activities include cash used to acquire Staub in the six months ended July 1, 2022 and cash used to acquire Access in the six months ended June 25, 2021.

Financing Activities

Net cash provided by financing activities was $44.9 million for the six months ended July 1, 2022, compared to net cash used in financing activities of $6.3 million in the six months ended June 25, 2021, an increase of $51.2 million. The increase in net cash provided by financing activities for the six months ended July 1, 2022, was due to $47.0 million in borrowings on our New Revolving Credit Facility to help fund the acquisition of Staub and general corporate purchases. Additionally, we had an increase of $2.7 million due to IPO-related costs in the prior period and an increase of $2.4 million due to less principal payments on long-term debt in the current period. These increases were partially offset by $1.0 million of company stock repurchases as part of the share repurchase program.

Off-Balance Sheet Arrangements

As of July 1, 2022 and December 31, 2021, we had off-balance sheet arrangements totaling $5.3 million and $4.9 million related to our outstanding letters of credit. We have not entered into any other off-balance sheet arrangements, except as disclosed herein.

Contractual Obligations

We have contractual obligations comprised of payments of debt and interest, lease commitments, TRA and CVRs.

As of July 1, 2022, we had $47.0 million outstanding under the New Revolving Credit Facility, which we used to fund the Staub acquisition as well as for general corporate expenses.

Except as described herein, as of July 1, 2022, there have been no material changes in our contractual obligations and commitments other than in the ordinary course of business from the contractual obligations and commitments for the year ended December 31, 2021, as previously disclosed in our Annual Report.

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
Emerging Growth Company and Smaller Reporting Company Status

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

We are also a “smaller reporting company,” because the market value of our shares held by non-affiliates was less than $200 million as of the end of our most recently completed second fiscal quarter. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates and market concentration risk.

Interest Rate Risk

We are subject to interest rate risk in connection with our Credit Agreement. As of July 1, 2022, we had $463.8 million outstanding under the New Term Loan portion of the Credit Agreement and $47.0 million outstanding under the New Revolving Credit Facility. The term loans and revolver bear interest at variable rates. Each quarter point increase in the variable rates on the amounts outstanding under the Credit Agreement and Revolving Credit Facility as of July 1, 2022 would increase annual cash interest in the aggregate by approximately $1.4 million.

Foreign Currency Exchange Risk

Changes in the exchange rates for the functional currencies of our international subsidiaries may positively or negatively impact our sales, operating expenses and earnings. Historically, we have not hedged our currency exposure and fluctuations in exchange rates have not materially affected our operating results. While our international operations, including Canada, the United Kingdom, and Australia, accounted for only 14% of total net revenue during the three and six months ended July 1, 2022, our exposure to currency rate fluctuations could be material in the remainder of 2022 and future years, to the extent that either currency rate changes are significant or that our international operations comprise a larger percentage of our consolidated results.

Inflation Risk

Inflationary factors may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, the current high rate of inflation may have an adverse effect on our ability to maintain current levels of expenses as a percentage of revenue if our revenue does not correspondingly increase with inflation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 12, 2022, the Company announced that its board of directors authorized a $25.0 million share repurchase program. Under the share repurchase program, Snap One may purchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and number of shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The repurchase program expires at the end of 2023, does not obligate the Company to acquire a specified number of shares and may be modified, suspended or discontinued at any time at the board of directors’ discretion. As of July 1, 2022, we had approximately $24.0 million remaining under the repurchase program.

The following table is a summary of our repurchases of common shares during the three months ended July 1, 2022.

	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs (In thousands)
April 2 - May 1	—	$—	—	$25,000
May 2 - June 1	5,963	$12.16	5,963	$24,927
June 2 - July 1	88,264	$11.05	88,264	$23,952
	94,227	$11.12	94,227
(a)All repurchases were made pursuant to the Company’s repurchase program announced on May 12, 2022 as described in this section above.

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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Snap One Holdings Corp.’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Snap One Holdings Corp.

August 12, 2022	By:	/s/ John Heyman
Name: John Heyman
Title: Chief Executive Officer
(Principal Executive Officer)

August 12, 2022	By:	/s/ Michael Carlet
Name: Michael Carlet
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)