Form 10-Q
period 2022-09-30
Snap One Holdings Corp.
filed 2022-11-10
CIK 1856430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

The registrant had outstanding 75,940,774 shares of common stock as of November 7, 2022.

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

Part I - Financial Information
Item 1. Financial Statements
Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	As of
	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$35,543	$40,577
Accounts receivable, net	54,171	52,620
Inventories, net	296,624	210,964
Prepaid expenses and other current assets	33,885	35,114
Total current assets	420,223	339,275
Long-term assets:
Property and equipment, net	26,160	22,603
Goodwill	592,910	580,761
Other intangible assets, net	567,907	587,192
Operating lease right-of-use assets	54,133	—
Other assets	1,733	10,550
Total assets	$1,663,066	$1,540,381
Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$4,650	$3,488
Accounts payable	82,121	72,781
Accrued liabilities	82,334	75,517
Current operating lease liability	11,478	—
Current tax receivable agreement liability	10,191	—
Total current liabilities	190,774	151,786
Long-term liabilities:
Revolving credit facility, net	55,723	—
Long-term debt, net of current portion	446,928	449,256
Deferred income tax liabilities, net	45,733	48,555
Operating lease liability, net of current portion	45,725	—
Tax receivable agreement liability, net of current portion	102,302	112,406
Other liabilities	21,706	30,103
Total liabilities	908,891	792,106
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value, 500,000 shares authorized; 74,668 shares issued and outstanding as of September 30, 2022 and 74,427 shares issued and outstanding at December 31, 2021	747	744
Preferred stock, $0.01 par value; 50,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	842,208	826,718
Accumulated deficit	(83,993)	(79,420)
Accumulated other comprehensive loss	(5,003)	(28)
Company’s stockholders’ equity	753,959	748,014
Noncontrolling interest	216	261
Total stockholders’ equity	754,175	748,275
Total liabilities and stockholders’ equity	$1,663,066	$1,540,381
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
Net sales	$281,234	$260,746	$855,573	$734,519
Costs and expenses:
Cost of sales, exclusive of depreciation and amortization	167,435	151,281	520,162	432,297
Selling, general and administrative expenses	89,379	105,005	271,300	259,019
Depreciation and amortization	14,812	14,287	44,667	42,197
Total costs and expenses	271,626	270,573	836,129	733,513
Income (loss) from operations	9,608	(9,827)	19,444	1,006
Other expenses (income):
Interest expense	10,244	7,511	24,687	26,589
Other expense (income), net	620	6,931	137	6,422
Total other expenses	10,864	14,442	24,824	33,011
Loss before income taxes	(1,256)	(24,269)	(5,380)	(32,005)
Income tax benefit	(238)	(2,729)	(762)	(3,373)
Net loss	(1,018)	(21,540)	(4,618)	(28,632)
Net loss attributable to noncontrolling interest	(8)	(11)	(45)	(45)
Net loss attributable to Company	$(1,010)	$(21,529)	$(4,573)	$(28,587)

Net loss per share, basic and diluted	$(0.01)	$(0.31)	$(0.06)	$(0.46)
Weighted average shares outstanding, basic and diluted	74,650	68,672	74,567	62,369
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
Net loss	$(1,018)	$(21,540)	$(4,618)	$(28,632)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(2,873)	(488)	(4,975)	(508)
Comprehensive loss	(3,891)	(22,028)	(9,593)	(29,140)
Comprehensive loss attributable to noncontrolling interest	(8)	(11)	(45)	(45)
Comprehensive loss attributable to Company	$(3,883)	$(22,017)	$(9,548)	$(29,095)
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Accumulated Deficit		Noncontrolling Interest	Total Stockholders’ Equity
Balance - December 31, 2021	74,427	$744	$826,718	$(79,420)	$(28)	$261	$748,275
Net loss	—	—	—	(2,236)	—	(20)	(2,256)
Foreign currency translation adjustments	—	—	—	—	6	—	6
Equity-based compensation	—	—	5,599	—	—	—	5,599
Issuance of common stock pursuant to equity incentive plans	53	1	(1)	—	—	—	—
Balance - April 1, 2022	74,480	$745	$832,316	$(81,656)	$(22)	$241	$751,624
Net loss	—	—	—	(1,327)	—	(17)	(1,344)
Foreign currency translation adjustments	—	—	—	—	(2,108)	—	(2,108)
Equity-based compensation	—	—	6,768	—	—	—	6,768
Repurchase and retirement of common stock	(94)	(1)	(1,047)	—	—	—	(1,048)
Issuance of common stock pursuant to equity incentive plans	227	2	(2)	—	—	—	—
Balance - July 1, 2022	$74,613	$746	$838,035	$(82,983)	$(2,130)	$224	$753,892
Net loss	—	—	—	(1,010)	—	(8)	(1,018)
Foreign currency translation adjustments	—	—	—	—	(2,873)	—	(2,873)
Equity-based compensation	—	—	5,570	—	—	—	5,570
Repurchase and retirement of common stock	(128)	(1)	(1,395)	—	—	—	(1,396)
Issuance of common stock pursuant to equity incentive plans	183	2	(2)	—	—	—	—
Balance - September 30, 2022	74,668	$747	$842,208	$(83,993)	$(5,003)	$216	$754,175

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Accumulated Deficit		Noncontrolling Interest	Total Stockholders’ Equity
Balance - December 25, 2020	59,217	$592	$659,093	$(43,018)	$756	$316	$617,739
Net loss	—	—	—	(6,014)	—	(22)	(6,036)
Foreign currency translation adjustments	—	—	—	—	(52)	—	(52)
Equity-based compensation	—	—	1,060	—	—	—	1,060
Balance - March 26, 2021	$59,217	$592	$660,153	$(49,032)	$704	$294	$612,711
Net loss	—	—	—	(1,044)	—	(12)	(1,056)
Foreign currency translation adjustments	—	—	—	—	32	—	32
Equity-based compensation	—	—	1,178	—	—	—	1,178
Equity contributions	—	—	10,025	—	—	—	10,025
Balance - June 25, 2021	$59,217	$592	$671,356	$(50,076)	$736	$282	$622,890
Net loss	—	—	—	(21,529)	—	(11)	(21,540)
Foreign currency translation adjustments	—	—	—	—	(488)	—	(488)
Equity-based compensation	—	—	14,391	—	—	—	14,391
Issuance of common stock for initial public offering, net of offering costs	15,021	150	249,004	—	—	—	249,154
Establishment of income tax receivable liability	—	—	(112,681)	—	—	—	(112,681)
Other	—	—	(243)		—	—	(243)
Balance - September 24, 2021	$74,238	$742	$821,827	$(71,605)	$248	$271	$751,483
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2022	September 24, 2021
Cash flows from operating activities:
Net loss	$(4,618)	$(28,632)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	44,667	42,197
Amortization of debt issuance costs	1,388	4,208
Write-off of unamortized debt issuance costs	—	6,645
Deferred income taxes	(6,169)	(3,563)
Loss on sale and disposal of property and equipment	81	195
Equity-based compensation	17,937	16,629
Non-cash operating lease expense	9,859	—
Bad debt expense	532	443
Fair value adjustment to contingent value rights	(6,200)	1,200
Valuation adjustment to TRA liability	86	—
Provision for credit losses on notes receivable	5,872	—
Change in operating assets and liabilities:
Accounts receivable	2,117	(4,097)
Inventories	(85,134)	(15,250)
Prepaid expenses and other assets	3,286	(23,959)
Accounts payable, accrued liabilities and operating lease liabilities	935	(7,255)
Net cash used in operating activities	(15,361)	(11,239)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(30,539)	(26,077)
Purchases of property and equipment	(10,024)	(6,819)
Issuance of notes receivable	(600)	—
Other	75	(429)
Net cash used in investing activities	(41,088)	(33,325)
Cash flows from financing activities:
Payments on long-term debt	(2,325)	(220,992)
Proceeds from revolving credit facility	57,000	—
Proceeds from initial public offering, net of offering costs	—	249,155
Repurchase and retirement of common stock	(2,410)	—
Net cash provided by financing activities	52,265	28,163
Effect of exchange rate changes on cash and cash equivalents	(850)	(466)
Net decrease in cash and cash equivalents	(5,034)	(16,867)
Cash and cash equivalents at beginning of the period	40,577	77,458
Cash and cash equivalents at end of the period	$35,543	$60,591
Supplementary cash flow information:
Cash paid for interest	$14,904	$25,069
Cash paid for taxes, net	$4,943	$265
Noncash investing and financing activities:
Noncash tax receivable agreement liability	$—	$112,681
Noncash equity contribution	$—	$10,025
Capital expenditure in accounts payable	$613	$237
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
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

Initial Public Offering — On July 30, 2021, the Company completed its initial public offering (“IPO”) of 13,850 shares of its common stock, and on August 18, 2021, completed the sale of 1,171 shares of additional common stock to the underwriters pursuant to their option to purchase additional shares, at an offering price of $18.00 per share. The Company raised net proceeds of $249,154 through the IPO, after deducting underwriting discounts and other offering costs of $21,219. During the three months and nine months ended September 24, 2021, the Company expensed $1,648 and $4,569 of IPO-related costs. There were no expenses related to the IPO during the three months and nine months ended September 30, 2022. The Company’s registration statement on Form S-1 (File No. 333-257624) relating to its IPO was declared effective by the Securities and Exchange Commission (the “SEC”) on July 27, 2021.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2021, appearing in the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2021, as amended by the Form 10-K/A filed with the Securities and Exchange Commission on April 25, 2022 (as amended, the “Annual Report”). There have been no changes to the Company’s critical accounting estimates and policies or application since the date of the Annual Report except as discussed below.

The Company’s fiscal year is the 52- or 53-week period that ends on the last Friday of December. Fiscal year 2022 is a 52-week period, and fiscal year 2021 was a 53-week period. The three months ended September 30, 2022 and September 24, 2021 were 13-week periods, and the nine months ended September 30, 2022 and September 24, 2021 were 39-week periods.

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

Recent Accounting Pronouncements Pending Adoption — In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Accounting Standards Codification 848, “ASC 848”). The amendments in this ASU were put forth in response to the market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. GAAP requires entities to evaluate whether a contract modification, such as the replacement or change of a reference rate, results in the establishment of a new contract or continuation of an existing contract. ASC 848 allows an entity to elect not to apply certain modification accounting

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
requirements to contracts affected by reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). The objective of the new reference rate reform standard is to clarify the scope of Topic 848 and provide explicit guidance to help companies applying optional expedients and exceptions. The provisions of these updates are only available until December 31, 2022, when the reference rate replacement activity is expected to be completed. The Company’s exposure related to the expected cessation of LIBOR is limited to the interest expense and certain fees it incurs on balances outstanding under its credit facilities. The Company does not expect that there will be a material impact to its financial statements as a result of adopting these ASUs.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 606): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and liabilities from contracts with customers in a business combination in accordance with ASC 606 as if it had originated the contracts. The amendment in this update is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The guidance should be applied prospectively to business combinations occurring on or after the effective date of the amendment in this update. The Company does not expect the adoption of this update to have a material impact to its financial statements.

In September 2022, the FASB issued ASU 2022-04, Liabilities- Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires buyers in a supplier finance program to disclose information related to the key terms of the program and the obligations the buyer has confirmed as valid to the finance provider or intermediary. The buyers are required to disclose obligations outstanding in interim reporting periods. The amendment in this update is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company does not expect the adoption of this update to have a material impact to its financial statements.

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

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

3.    Acquisitions

All of the Company’s acquisitions have been accounted for under ASC 805, Business Combinations. Accordingly, the accounts of the acquired companies, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the condensed consolidated financial statements from their respective dates of acquisition.

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

Technology has been valued using the multi-period excess earnings method, a derivative of the income approach. The net earnings attributed to the existing technology considers items such as projected research and development costs expected to be incurred to maintain the technology. Estimated useful life was determined based on the length and trend of projected cash flows after considering items such as the projected research and development expected to be incurred to maintain the technology.

Clare Controls, LLC. — On August 8, 2022, the Company entered into a purchase agreement pursuant to which it acquired the assets and specific liabilities of Clare Controls, LLC. (“Clare”), a provider of home automation and security products for whom Snap One has been a distributor since 2019. The Clare acquisition enables Snap One to convert Clare’s product suite into higher-margin proprietary products and drive growth with professional integrators in adjacent markets. The Company agreed to a purchase price of $6,300, consisting of $4,900 cash paid and $1,400 related to the settlement of the pre-existing note receivable from Clare owed to the Company.

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

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
The preliminary allocation of the purchase price for the Clare acquisition is as follows:

Total purchase consideration	$6,300
Prepaid expenses	$263
Property and equipment, net	26
Operating lease right-of-use assets	160
Identifiable intangible assets	4,300
Total identifiable assets acquired	4,749
Accounts payable	533
Accrued liabilities	284
Current operating lease liability	43
Operating lease liability, net of current portion	117
Other liabilities	183
Total liabilities assumed	1,160
Net identifiable assets acquired	3,589
Goodwill	2,711
Net assets acquired	$6,300

The Company recorded intangible assets related to the Clare acquisition based on estimated fair value, which consisted of the following:

	Useful Lives (Years)	Acquired Value
Technology	4	$3,400
Trade name	6	900
Total intangible assets		$4,300

The Company recognized $303 of transaction-related expenses, consisting primarily of advisory, legal, and other professional fees related to the Clare acquisition. These transaction-related expenses were incurred by and for the benefit of the Company, and were included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Pro forma financial information related to the Clare acquisition has not been provided as it is not material to the Company’s consolidated results of operations. The results of operations of the Clare acquisition are included in the Company’s consolidated results of operations from the date of acquisition and were not significant for the three months and nine months ended September 30, 2022.

Staub Electronics, LTD. — On January 20, 2022, the Company, through its wholly owned subsidiary, Snap One Acquisition Corp., entered into a purchase agreement pursuant to which it acquired the issued and outstanding shares of Staub Electronics, LTD. (“Staub”), a long-time Canadian distribution partner. The Staub acquisition adds two Canadian locations to the Company’s distribution footprint. The Company agreed to a purchase price of $26,395.

The Company recorded tangible and intangible assets acquired and liabilities assumed in the transaction according to the acquisition method of accounting, under ASC 805, Business Combinations. The consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of the closing date and are subject to change within the measurement period, which does not exceed twelve months after the closing date. During the measurement period, certain adjustments were recorded to increase goodwill to $9,438 to account for updated working capital calculations. The Company allocated any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill.

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
The allocation of the purchase price for the Staub acquisition is as follows:

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

The Company recorded intangible assets related to the Staub acquisition based on estimated fair value, which consisted of the following:

	Useful Lives (Years)	Acquired Value
Customer relationships	10	$12,684
Trade name	6	1,525
Total intangible assets		$14,209

The Company recognized $328 of transaction-related expenses, consisting primarily of advisory, legal, and other professional fees related to the Staub acquisition. These transaction-related expenses were incurred by and for the benefit of the Company, and were included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Pro forma financial information related to the Staub acquisition has not been provided as it is not material to the Company’s consolidated results of operations. The results of operations of the Staub acquisition are included in the Company’s consolidated results of operations from the date of acquisition and were not significant for the three months and nine months ended September 30, 2022.

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

ANLA, LLC — On May 4, 2021, the Company entered into a purchase agreement pursuant to which it acquired the issued and outstanding shares of ANLA, LLC. (“Access Networks”), an enterprise-grade networking solutions provider offering networking products, design, configuration, monitoring and support services. The acquisition enhances the Company’s networking solutions for residential and commercial networks. The Company agreed to a purchase price of $36,641, consisting of both cash and equity, plus contingent consideration of up to $2,000 based upon the achievement of specified financial targets. The Access Networks acquisition closed on May 28, 2021.

The Company recorded tangible and intangible assets acquired and liabilities assumed in the transaction according to the acquisition method of accounting, under ASC 805, Business Combinations. The consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of the closing date. The Company allocated any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill. Goodwill arising from the Access Networks acquisition primarily consists of synergies from integrating the distribution of products through the Company’s existing distribution channels.

The Company may be required to pay additional consideration upon the achievement of a revenue-based earnout. As of the acquisition date, the fair value of the contingent consideration was $2,000.

The allocation of the purchase price for the Access Networks acquisition is as follows:

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

The Company recorded intangible assets related to the Access Networks acquisition based on estimated fair value, which consisted of the following:

	Useful Lives (Years)	Acquired Value
Customer relationships	10	$14,400
Trade name	6	3,300
Total intangible assets		$17,700

Other liabilities assumed consisted primarily of warranty reserves and deferred revenue. The long-term warranty reserves are primarily based on historical failure rates, costs to repair or replace the product, and any necessary shipping costs, which are considered to approximate the fair value of the remaining obligation. Deferred revenue was recorded at fair value, resulting in a cumulative balance for the Access Networks acquisition of $883 in accrued liabilities and $586 in other liabilities.

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

The Company recognized $197 of transaction-related expenses, consisting primarily of advisory, legal, and other professional fees related to the Access Networks acquisition. These transaction-related expenses were incurred by and for the benefit of the Company, and were included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

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

4.Revenue and Geographic Information

Contract Balances — Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue primarily relates to unspecified software updates and upgrades, hosting, technical support, marketing incentive programs, and subscription services. The following table represents the changes in deferred revenue for the nine months ended September 30, 2022 and September 24, 2021:

	Nine Months Ended
	September 30, 2022	September 24, 2021
Deferred revenue – beginning of period	$33,385	$30,466
Amounts billed, but not recognized	25,809	20,971
Recognition of revenue	(24,641)	(20,168)
Deferred revenue acquired	218	1,469
Deferred revenue – end of period	$34,771	$32,738
The Company recorded deferred revenue of $22,121 in accrued liabilities and $12,650 in other liabilities as of September 30, 2022. The Company recorded deferred revenue of $20,944 in accrued liabilities and $12,441 in other liabilities as of December 31, 2021.

Disaggregation of Revenue — The following table sets forth revenue by geography between the United States and all geographies outside of the United States for the three months and nine months ended September 30, 2022 and September 24, 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
United States integrators(a)	$230,173	$208,524	$694,254	$603,713
United States other(b)	14,940	19,037	46,107	41,746
International(c)	36,121	33,185	115,212	89,060
Total	$281,234	$260,746	$855,573	$734,519
(a)United States integrators is defined as professional “do-it-for-me” integrator customers who transact with Snap One through a traditional integrator channel and excludes the impact of recently acquired businesses domestically, specifically Access Networks.
(b)United States other is defined as recently acquired entities, specifically Access Networks, and revenue generated through managed transactions with non-integrator customers, such as national accounts.
(c)International consists of all integrators and distributors who transact with Snap One outside of the United States.

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
The following table sets forth revenue by product type between proprietary products and third-party products for the three months and nine months ended September 30, 2022 and September 24, 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
Proprietary products(a)	$192,172	$184,640	$588,165	$517,095
Third-party products(b)	89,062	76,106	267,408	217,424
Total	$281,234	$260,746	$855,573	$734,519

(a)Proprietary products consist of products and services internally developed by Snap One and sold under one of Snap One’s proprietary brands.
(b)Third-party products consist of products that Snap One distributes but to which Snap One does not own the intellectual property.

Additionally, the Company’s revenue includes amounts recognized over time and at a point in time, and are as follows for the three months and nine months ended September 30, 2022 and September 24, 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
Products transferred at a point in time	$271,500	$254,170	$830,932	$714,351
Services transferred over time	9,734	6,576	24,641	20,168
Total	$281,234	$260,746	$855,573	$734,519

As of September 30, 2022 and December 31, 2021, the Company’s accounts receivable, net consisted of the following:

	September 30, 2022	December 31, 2021
Accounts receivable	$56,553	$55,088
Allowance for doubtful accounts	(2,382)	(2,468)
Accounts receivable, net	$54,171	$52,620
5.Inventories, Net

As of September 30, 2022 and December 31, 2021, the Company’s inventory consisted of the following:

	September 30, 2022	December 31, 2021
Finished goods	$293,846	$210,540
Raw materials	15,466	10,454
Work in process	422	548
Reserve for obsolete and slow-moving inventory	(13,110)	(10,578)
Total inventories, net	$296,624	$210,964

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
6.Goodwill and Other Intangible Assets, Net

Goodwill as of September 30, 2022 and December 31, 2021, was $592,910 and $580,761, respectively. Goodwill increased by $12,149 in 2022 due to the acquisitions of Staub and Clare. During the year ended December 31, 2021, goodwill increased by $21,026 due to the acquisition of Access Networks. See Note 3 for more information regarding Staub, Clare and Access Networks.

As of September 30, 2022 and December 31, 2021, other intangible assets, net, consisted of the following:

		September 30, 2022
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 25 years	$521,846	$(116,889)	$404,957
Technology	4 – 15 years	98,478	(50,224)	48,254
Trade names – definite	2 – 10 years	60,085	(21,953)	38,132
Trade names – indefinite	indefinite	76,564	—	76,564
Total intangible assets		$756,973	$(189,066)	$567,907

		December 31, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 25 years	$509,162	$(96,149)	$413,013
Technology	4 – 15 years	95,078	(38,221)	56,857
Trade names – definite	2 – 10 years	57,660	(16,902)	40,758
Trade names – indefinite	indefinite	76,564	—	76,564
Total intangible assets		$738,464	$(151,272)	$587,192

Total amortization expense for intangible assets for the three months ended September 30, 2022, and September 24, 2021, was $12,536 and $12,293, respectively. Total amortization expense for intangible assets for the nine months ended September 30, 2022 and September 24, 2021 was $37,794 and $36,260, respectively. The weighted-average useful life remaining for amortizing definite lived intangible assets was approximately 14.6 years as of September 30, 2022.

As of September 30, 2022, the estimated amortization expense for intangible assets for the next five fiscal years and thereafter are as follows:

Remainder of 2022	$12,467
2023	49,705
2024	43,204
2025	35,588
2026	35,233
2027 and thereafter	315,146
Total	$491,343

7.Debt Agreements

On August 4, 2017, the Company’s wholly owned subsidiary, Wirepath, LLC (“Borrower”) entered into a credit agreement (as amended from time to time, “Old Credit Agreement”), consisting of a senior secured term loan (“Initial Term Loan”) and a senior secured revolving credit facility (“Old Revolving Credit Facility”). On February 5, 2018, the Borrower repriced the Old Credit Agreement to reduce the margin on the Initial Term Loan and Old Revolving Credit Facility. On October 31, 2018, the Borrower repriced the Initial Term Loan facility to further reduce the margin under the Initial Term Loan, increased the aggregate amount of the Initial Term Loan, and further reduced the margin under the Old

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
Revolving Credit Facility. On August 1, 2019, the Borrower amended the Old Credit Agreement to borrow an additional senior secured term loan (“Old Incremental Term Loan” and, together with the Initial Term Loan, as amended, “Old Term Loans”) and increased the commitments under the Old Revolving Credit Facility. The Company made fixed equal quarterly installments on the Old Term Loans in an amount equal to 1.00% per annum of the total aggregate principal thereof immediately after borrowing, with balance due at maturity.

On August 4, 2021, the Company used a portion of the net proceeds from the IPO to prepay $216,902 in aggregate of the amount of the Old Incremental Term Loan outstanding under the Old Credit Agreement. The prepayment consisted of $215,874 in principal plus accrued interest of $1,028. In connection with the prepayment, the Company incurred a charge of $6,645 related to the write-off of the proportionate amount of the unamortized debt issuance costs at the time of the prepayment which was recorded in loss on extinguishment of debt on the Company’s condensed consolidated statement of operations. The unamortized debt issuance costs are allocated between the remaining original loan balance and the portion of the loan paid down on a pro-rata basis.

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

As of September 30, 2022, the weighted-average interest rate of borrowings under the Credit Agreement was 7.32%.

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

The principal amounts outstanding under the Credit Agreement as of September 30, 2022 and December 31, 2021 were as follows:

Instrument	Maturity Date	September 30, 2022	December 31, 2021
Credit Agreement
New Term Loan	December 8, 2028	$462,675	$465,000
New Revolving Credit Facility	December 8, 2026	$57,000	$—

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
The Company may also be required to make additional payments under the financing agreement equal to a percentage of the Company’s annual excess cash flows or net proceeds from any non-ordinary course asset sales or certain debt issuances, if any. The lender has the option to decline the prepayment.

As of September 30, 2022, the Company had $57,000 outstanding under the New Revolving Credit Facility. As of December 31, 2021, the Company had no borrowings outstanding under the New Revolving Credit Facility. As of September 30, 2022 and December 31, 2021, the Company had $5,060 and $4,894 of outstanding letters of credit. The amount available under the New Revolving Credit Facility was $37,940 and $95,106 as of September 30, 2022, and December 31, 2021, respectively.

As of September 30, 2022, the future scheduled maturities of the above notes payable are as follows:

Remainder of 2022	$1,162
2023	4,650
2024	3,488
2025	4,650
2026	61,650
2027	5,813
Thereafter	438,262
Total future maturities of debt	519,675
Unamortized debt issuance costs	(12,374)
Total indebtedness	507,301
Less: Current maturities of long-term debt	4,650
Long-term debt and revolving credit facility	$502,651

Unamortized costs related to the issuance of the New Term Loan were $11,097 and $12,256 as of September 30, 2022 and December 31, 2021, and were presented as a direct deduction from the carrying amount of long-term debt. Unamortized costs related to the issuance of the New Revolving Credit Facility were $1,277 as of September 30, 2022 and were presented as a direct deduction from the carrying amount of the revolving credit facility. As of December 31, 2021, unamortized costs related to the issuance of the New Revolving Credit Facility were $1,506 and were included in other assets. The costs related to debt issuances are amortized to interest expense over the life of the related debt. As of September 30, 2022, the future amortization of debt issuance costs was as follows:

Remainder of 2022	$470
2023	1,925
2024	1,993
2025	2,066
2026	2,123
2027	1,918
Thereafter	1,879
Total	$12,374

Debt Covenants and Default Provisions — There have been no changes to the debt covenants or default provisions related to the Company’s outstanding debt arrangements or other obligations during the current year. The Company was in compliance with all debt covenants as of September 30, 2022 and December 31, 2021. For additional information on the Company’s debt arrangements, debt covenants and default provisions, see Note 8 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2021, in the Annual Report.

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
8.Fair Value Measurement

Fair Value of Financial Instruments — The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the condensed consolidated statements of operations were as follows:

	As of September 30, 2022		As of December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Notes receivable, net	$75	$75	$6,484	$6,764
Liabilities
New Term Loan	$462,675	$421,034	$465,000	$462,675
The fair values of notes receivable are estimated using a discounted cash flow analysis using interest rates currently offered for loans with similar credit quality which represent Level 2 inputs, and are included in other assets and other current assets on the balance sheet. The fair value of long-term debt was established using current market rates for similar instruments traded in secondary markets representing Level 2 inputs. The fair value of the Revolving Credit Facility approximates carrying value as the related interest rates approximate the Company’s incremental borrowing rate for similar obligations. Additionally, cash and cash equivalents, accounts receivable, net, prepaid expenses, accounts payable, and accrued liabilities are classified as Level 1 and the carrying value of these assets and liabilities approximates the fair value due to the short-term nature of these financial instruments.

Notes Receivable — During the three months ended September 30, 2022, the Company acquired Clare, which had an outstanding unsecured loan with the Company. The Company recorded a provision for credit loss of $5,872 on the unsecured loan from Clare during the three months ended July 1, 2022. At the acquisition date, the Company settled the notes receivable for $1,400 as part of the transaction. See Note 3 for more information regarding the Clare acquisition.

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

	Fair value at September 30, 2022	Valuation Technique	Unobservable Input	Volatility
Contingent Value Rights	$2,700	Monte Carlo	Volatility	40 and 55%

Changes in the CVRs for the nine months ended September 30, 2022 and September 24, 2021 were as follows:

	September 30, 2022	September 24, 2021
CVR fair value – beginning of period	$8,900	$4,000
Fair value adjustments	(6,200)	1,200
CVR fair value – end of period	$2,700	$5,200
The fair value of the contingent consideration liability related to the Access Networks acquisition was based on unobservable inputs, including management estimates and assumptions about future revenues, and is, therefore, classified as Level 3. The fair value of the contingent consideration was $2,000 as of September 30, 2022 and recorded in other current liabilities in the accompanying condensed consolidated balance sheet.

There were no transfers into or out of Level 3 during the three months and nine months ended September 30, 2022 or September 24, 2021.

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
9.Accrued Liabilities

Accrued liabilities as of September 30, 2022 and December 31, 2021, consisted of the following:

	September 30, 2022	December 31, 2021
Deferred revenue	$22,121	$20,944
Payroll, vacation, and bonus accruals	16,810	21,340
Warranty reserve	11,870	14,549
Interest payable	10,070	1,523
Customer rebate program	5,065	4,775
Sales return allowance	4,866	3,999
Contingent consideration	2,000	—
Incurred but not reported self-insurance	1,820	1,556
ESPP contribution accrual	805	—
Taxes	736	1,774
Other accrued liabilities	6,171	5,057
Total accrued liabilities	$82,334	$75,517

10.Warranties

Changes in the Company’s accrued warranty liability for the nine months ended September 30, 2022 and September 24, 2021 were as follows:

	September 30, 2022	September 24, 2021
Accrued warranty – beginning of period	$18,772	$16,523
Warranty claims	(9,211)	(9,199)
Warranty provisions	6,625	11,873
Accrued warranty – end of period	$16,186	$19,197
As of September 30, 2022, the Company has recorded accrued warranty liabilities of $11,870 in accrued liabilities and $4,316 in other liabilities in the accompanying condensed consolidated balance sheet. As of December 31, 2021, the Company has recorded accrued warranty liabilities of $14,549 in accrued liabilities and $4,223 in other liabilities.

11.Retirement Plan

The Company has a 401(k) plan that covers eligible employees as defined by the plan agreement. The Company matches 100% of employee contributions to the plan, up to 3% of the employees’ total compensation, and 50% of employee contributions to the plan, up to 6% of the employees’ total compensation. Company contributions to the plan, net of forfeitures, were $1,161 and $1,087 for the three months ended September 30, 2022, and September 24, 2021, respectively. Company contributions to the plan, net of forfeitures, were $3,984 and $3,176 for the nine months ended September 30, 2022 and September 24, 2021, respectively.

12.Equity Agreements and Incentive Equity Plans

Former Parent Incentive Plan — In October 2017, the Former Parent Entity approved the Class B Unit Incentive Plan (the “2017 Plan”) pursuant to the Company’s partnership agreement. Class B-1 Incentive Units (“B-1 Units”) issued under the 2017 Plan vest in installments over a five-year period, subject to the grantee’s continued employment or service. Class B-2 Incentive Units (“B-2 Units” and collectively with the B-1 Units, “Incentive Units”) issued under the 2017 Plan contain both service conditions consistent with the B-1 Units and market-based vesting conditions that require the achievement of a specified return hurdle to the controlling shareholders in order to vest. Prior to the modification of the Incentive Units in connection with the Company’s IPO on July 27, 2021, the Company recognized $367 and $2,605 of compensation expense related to the Incentive Units within selling, general and administrative expenses in the

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
accompanying condensed consolidated statements of operations during the three months and nine months ended September 24, 2021.

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

The summary of the Company’s restricted stock awards activity is as follows:

	Restricted Stock Awards
	B-1 Incentive Units		B-2 Incentive Units
	Number of Units	Weighted- Average Grant-Date Fair Value	Number of Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2021	633	$18.00	807	$18.00
Granted	—	—	—	—
Vested	245	18.00	—	—
Forfeited	13	18.00	—	—
Outstanding at September 30, 2022	375	$18.00	807	$18.00

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

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
The summary of the Company’s option activity is as follows:

	Time-based Options			Market-based Options
	Number of Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (a)	Number of Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (a)
Outstanding at December 31, 2021	4,393	$6.49	$13,532	1,155	$5.66	$3,558
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	102	7.14	—	—	—	—
Outstanding at September 30, 2022	4,291	$6.47	$—	1,155	$5.66	$—
Options exercisable at September 30, 2022	2,940	$6.19	$—	—	$—	$—

(a) The intrinsic value represents the amount by which the fair value of the Company’s stock exceeds the option exercise price as of September 30, 2022.

Restricted Stock Units — The Company grants restricted stock units (“RSUs”) with time-based vesting requirements under the 2021 Plan. These RSUs typically have an initial annual cliff vest and then vest quarterly over the remaining service period, which is generally one to four years. The fair value of RSUs is based on the Company’s closing stock price on the date of grant.

The summary of the Company’s RSU activity is as follows:

	Restricted Stock Units
	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2021	390	$18.22
Granted	1,267	17.11
Vested	209	18.08
Forfeited	64	19.66
Outstanding at September 30, 2022	1,384	$17.16

Performance Stock Units — During the nine months ended September 30, 2022, the Company granted performance-based restricted stock units (“PSUs”) to certain employees under the 2021 Plan. The fair value of PSUs granted is based on the Company’s closing stock price on the date of grant. Each PSU grant vests in annual tranches over a three-year service period. Total units earned for grants may vary between 0% and 200% of the units granted based on the attainment of net sales and company-specific adjusted EBITDA targets during the performance period (generally the fiscal year of the date of the grant) and upon continued service. Compensation expense for PSUs is recognized on a graded-vesting basis if it is probable that the performance conditions will be achieved. Adjustments to compensation expense are made each period

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
based on changes in our estimate of the number of PSUs that are probable of vesting. PSUs will vest with continued service and upon achievement of the relevant performance targets.

The summary of the Company’s PSU activity is as follows:

	Performance Stock Units
	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2021	—	$—
Granted	439	19.01
Exercised	—	—
Forfeited	2	20.46
Outstanding at September 30, 2022	437	$19.01

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

Total equity-based compensation expense — Equity-based compensation expense is included within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. For all equity-based compensation awards, the Company recognizes forfeitures as they occur. Compensation expense for the three months and nine months ended September 30, 2022 and September 24, 2021, and unrecognized stock compensation expense and weighted average remaining expense period as of September 30, 2022 consisted of:

	Compensation Expense				September 30, 2022
	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021	Unrecognized Compensation Expense	Weighted-Average Remaining Contractual Term (Years)
2017 Plan
Incentive Units	$—	$367	$—	$2,605	$—	—
2021 Plan
Restricted stock awards	1,082	735	3,390	735	5,254	1.33
Time-based options	1,672	12,278	5,077	12,278	8,891	1.97
Market-based options	645	418	1,935	418	3,489	1.35
Restricted stock units	1,726	593	5,132	593	20,714	3.27
Performance stock units	165	—	1,864	—	3,821	1.59
Other equity-based compensation	100	—	279	—	929	2.30
Total	$5,390	$14,391	$17,677	$16,629	$43,098	1.99

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

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
may be purchased by eligible participants during defined purchase periods at 85% of the lesser of the closing price of the Company’s common stock on the first day or last day of each purchase period.

The Company implemented the ESPP with the first purchase period beginning on May 23, 2022 and ending on November 22, 2022. The Company used a Black-Scholes option pricing model to value the common stock purchased as part of the Company's ESPP. The fair value estimated by the option pricing model is affected by the price of the common stock as well as subjective variables that include assumed interest rates, our expected dividend yield, and our expected share volatility over the term of the award. Fair value inputs for the purchase period in 2022 included assumed risk-free interest rate of 1.6%, expected volatility of 45%, and expected dividend yield of 0%. Eligible participants contributed $805 as of September 30, 2022, which is included in accrued liabilities in the accompanying condensed consolidated balance sheet. The Company recorded compensation expense of $180 and $260, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months and nine months ended September 30, 2022. Unrecognized compensation expense as of September 30, 2022 associated with the remaining ESPP purchase period through November 22, 2022 was $108.

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

The Company had no compensation expense related to the Replacement Awards during the three months ended September 30, 2022. The Company recognized $294 of compensation expense relating to the Replacement Awards within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations during the nine months ended September 30, 2022. The Company recognized $890 and $3,434 of compensation expense relating to the Replacement Awards within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations during the three months and nine months ended September 24, 2021.

As of September 30, 2022, all Replacement Awards have vested, and the related expense has been recognized.

13.Income Taxes

The effective income tax rate for the Company was a benefit of 18.9% and 14.2% for the three months and nine months ended September 30, 2022, as compared to a benefit of 11.3% and 10.6% for the three months and nine months ended September 24, 2021. The change in the effective tax rate for the three months and nine months ended September 30, 2022, and the difference from the U.S. federal statutory rate of 21%, were primarily the result of allocation of income between jurisdictions, a benefit from R&D tax credits, a change in the state deferred rate and an expense related to vesting of restricted stock units.

Income tax benefit was $238 and $762 during the three months and nine months ended September 30, 2022, compared to a benefit of $2,729 and $3,373 during the three months and nine months ended September 24, 2021.

14.Tax Receivable Agreement

On July 29, 2021, the Company executed a Tax Receivable Agreement (“TRA”) with certain pre-IPO owners (“TRA Participants”). The TRA provides for payment by the Company to the TRA Participants of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company utilizes in the future from net operating losses and certain other tax benefits that arose prior to the IPO. The Company recognizes this contingent liability in its condensed consolidated financial statements when incurrence of the liability becomes probable and amounts are reasonably estimable. Subsequent changes to the measurement of the TRA liability are recognized in the condensed consolidated statement of operations as a component of other (expense) income, net. The Company will retain the benefit of the remaining 15% of these cash tax savings.

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

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
However, unutilized deductions that do not result in realized benefits in a given tax year as a result of insufficient taxable income may be applied to taxable income in future years and accordingly would impact the amount of cash tax savings in such future years and the amount of corresponding payments under the TRA in such future years.

Upon the closing of the IPO, the Company recognized a non-current liability, which represented undiscounted aggregate payments that it expects to pay the TRA Participants under the TRA, with an offset to additional paid-in capital. Subsequent changes in the measurement of the liability will be adjusted through the condensed consolidated statement of operations. The TRA liability is an estimate and estimating the amount of payments that may be made under the TRA is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount, character and timing of the Company’s income. TRA payments are anticipated to be made 125 days after filing the federal tax return. As of September 30, 2022, the Company recognized a total liability of $112,493, of which $10,191 and $102,302 are recorded within the current and noncurrent tax receivable liability financial statement line items, respectively. As of December 31, 2021, the Company recognized a total liability of $112,406, which was recorded within the noncurrent tax receivable liability financial statement line item. For the three months and nine months ended September 30, 2022, the Company recognized measurement adjustments of $86, which were recognized in other income on the condensed consolidated statements of operations.

With respect to certain pre-IPO owners that are not TRA Participants, the Company paid $13,210 with cash on hand for their interests in lieu of their participation in the TRA. Approximately $2,754 of the cash payments to pre-IPO owners are subject to vesting requirements and are held in escrow until vested. The cash payments held in escrow are included in the condensed consolidated balance sheet in prepaid expenses and other current assets and are expensed over the requisite service period. The remaining $10,456 of the cash payments were expensed and paid or accrued in conjunction with the closing of the IPO. In total, $10,925 was recorded as compensation expense within selling, general and administrative expenses as disclosed in the consolidated statement of operations included in the Annual Report for the year ended December 31, 2021. During the three months and nine months ended September 30, 2022, the Company recorded $279 and $837 in compensation expense within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. In total, $10,641 was recorded as compensation expense recorded by the Company for the three months and nine months ended September 24, 2021.

15.Commitments and Contingencies

Legal Proceedings — During the normal course of business, the Company is occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable, and the amount of such loss can be reasonably estimated. As of September 30, 2022 and December 31, 2021, no significant reserves were recorded. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. However, the Company does not expect the outcome of the matters currently pending will have a material adverse effect on the condensed consolidated financial statements.

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

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
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

The components of the Company’s lease costs are:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease cost (a)	$3,812	$10,884
Variable lease cost	1,202	3,181
Short-term lease cost	65	251
Total lease cost	$5,079	$14,316
(a)Included in cost of sales, exclusive of depreciation and amortization, and selling, general and administrative expenses in the Company’s unaudited condensed consolidated statement of operations.

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities	$3,735	$10,539
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$18,028	$62,925

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

As of September 30, 2022
Weighted-average remaining lease term	6.72 years
Weighted-average discount rate	6.87%

As of September 30, 2022, future lease payments under non-cancelable lease commitments for the next five fiscal years and thereafter were as follows:

Remainder of 2022	$3,895
2023	13,670
2024	12,871
2025	11,711
2026	9,713
Thereafter	32,375
Total lease payments	84,235
Less: Imputed interest	19,971
Less: lease incentive receivable	7,061
Present value of lease liabilities	$57,203

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
As of September 30, 2022, the Company has entered into additional lease agreements for office space that have not yet commenced. Aggregate lease payments for these leases total $4,666 on an undiscounted basis.

The future minimum lease payments for operating lease obligations under ASC Topic 840 as of December 31, 2021 were as follows:

2022	$13,168
2023	9,255
2024	7,558
2025	6,357
2026	4,510
Thereafter	5,460
Total future minimum lease payments	$46,308

Under ASC 840, Leases, total rental expense for the three months and nine months ended September 24, 2021 was $3,057 and $8,956.

17.Stockholders’ Equity

Holders of voting common stock are entitled to one vote per share and to receive dividends. The Company had noncontrolling interests of $216 and $261 as of September 30, 2022 and December 31, 2021, respectively.

Changes in noncontrolling interests each period include net income attributable to noncontrolling interests and cash contributions by minority partners to the Company’s consolidated subsidiaries. There were no cash contributions by minority partners for the three months and nine months ended September 30, 2022 or September 24, 2021.

In July 2021, the Company amended its Amended and Restated Certificate of Incorporation which, among other things, effected a 150-for-1 stock split of its shares of common stock, increased the par value of its common stock from $0.001 to $0.01 per share, increased the authorized number of shares of its common stock to 500,000 and authorized 50,000 shares of preferred stock. There was no preferred stock outstanding as of September 30, 2022 and December 31, 2021. All references to share and per share amounts in the Company’s condensed consolidated financial statements have been retrospectively revised to reflect the stock split, the increase in par value and the increase in authorized shares.

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

Share repurchase activity consists of the following:

	September 30, 2022
	Three Months Ended	Nine Months Ended
Number of shares repurchased	128	222
Total cost	$1,396	$2,444
Average per share cost including commissions	$10.91	$11.01

We have elected to retire shares repurchased to date. Shares retired become part of the pool of authorized but unissued shares. The purchase price of the retired shares in excess of par value, including transaction costs, are recorded as a

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
decrease to additional paid-in capital. As of September 30, 2022, $34 of share repurchases were included in accrued liabilities in our condensed consolidated balance sheets, as these repurchase transactions had not yet settled.

18.Loss Per Share

Basic loss per share represents net loss divided by the weighted-average shares outstanding. Diluted loss per share is the same as basic income or loss per share. The Company was in a loss position during the three months and nine months ended September 30, 2022 and September 24, 2021, respectively. The following table presents the calculations of basic and diluted loss per share for the three months and nine months ended September 30, 2022 and September 24, 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
Net loss attributable to Company	$(1,010)	$(21,529)	$(4,573)	$(28,587)
Weighted-average shares outstanding - basic and diluted	74,650	68,672	74,567	62,369
Loss per share - basic and diluted	$(0.01)	$(0.31)	$(0.06)	$(0.46)

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

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
Restricted stock awards	1,201	1,074	1,298	358
Time-based options	4,300	2,871	4,333	957
Market-based options	1,155	749	1,155	250
Restricted stock units	1,197	251	1,061	84
Performance stock units	256	—	205	—
Other equity-based compensation	69	—	65	—
Total	8,178	4,945	8,117	1,649

19.Related Parties

The Company’s controlling shareholder, Hellman & Friedman, LLC (“H&F”), owns an insurance brokerage vendor used by the Company. For the three months and nine months ended September 30, 2022, the Company incurred $171 and $1,107 of expenses, respectively, related to this vendor. For the three months and nine months ended September 24, 2021, the Company incurred $298 expenses related to this vendor. Additionally, H&F has an ownership interest in a human capital management, payroll, HR service and workforce management vendor used by the Company. For the three months ended September 30, 2022 and September 24, 2021, the Company incurred $76 and $133 of expenses, respectively, related to this vendor. For the nine months ended September 30, 2022 and September 24, 2021, the Company incurred $242 and $418 of expenses, respectively, related to this vendor. These expenses are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Amounts owed by the Company in connection with the expenses described above were not material as of September 30, 2022 and September 24, 2021, respectively.

20.Subsequent Events

On October 2, 2022, the Company entered into an Incremental Agreement (the “Incremental Agreement”) with the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (the “Administrative Agent”) to provide incremental term loans in an aggregate principal amount of $55,000. The Incremental Agreement amended the

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
Credit Agreement, dated as of December 8, 2021, among the Company, the lenders party thereto from time to time, the Administrative Agent and the other parties party thereto (as amended by the Incremental Agreement, the “Amended Credit Agreement”). The Company used the proceeds from the Amended Credit Agreement to pay down the existing revolver balance, further increasing its liquidity and allowing for additional flexibility to invest in organic or inorganic growth or use for general corporate purposes. The term loans issued under the Incremental Agreement will mature on the third anniversary of the funding date.

On October 24, 2022, the Company announced the acquisition of the remaining outstanding interests of its majority-owned subsidiary, Remote Maintenance Systems LP, doing business as Parasol (“Parasol”), the provider of 24/7 remote support service based on OvrC, creating new opportunities for Snap One integrators. The Parasol acquisition builds on the Company’s strategic investment in Parasol announced last year.

On October 26, 2022, the Company entered into an interest rate cap agreement, on the LIBOR component of interest, with Bank of America as the counterparty. The interest rate cap is effective December 31, 2022. The Company will pay a premium of $6,573 at the maturity date of December 31, 2025. The notional amount of the interest rate cap is $350,000 and has a strike rate of 5.00%, which effectively caps the LIBOR rate on $350,000 of the floating rate debt at 5.00%.

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

We operate on a 52-week or 53-week fiscal year ending on the last Friday of December each year. Our fiscal year is divided into four quarters of 13 weeks, each beginning on a Saturday and containing one 5-week period followed by two 4-week periods. When a 53-week fiscal year occurs, we report the additional week in the fourth fiscal quarter. References to fiscal year 2021 are to our 53-week fiscal year ended December 31, 2021. The fiscal quarters ended September 30, 2022 and September 24, 2021 were both 13-week periods.

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

Recent Developments

On August 8, 2022, we acquired Clare Controls, LLC (“Clare”), a provider of home automation and security products for whom Snap One has been the distributor since 2019. The Clare acquisition will enable Snap One to convert Clare’s product suite into higher-margin proprietary products, and drive growth with professional integrators in adjacent markets.

On October 2, 2022, we entered into an Incremental Agreement (the “Incremental Agreement”) with the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (the “Administrative Agent”) that provides for incremental term loans in an aggregate principal of $55.0 million. The Incremental Agreement amended the Credit Agreement, dated as of December 8, 2021, among the Company, the lenders party thereto from time to time, the Administrative Agent and the other parties party thereto (as amended by the Incremental Agreement, the “Amended Credit Agreement”). We used the proceeds from the Amended Credit Agreement to pay down our existing revolver balance, further increasing our liquidity and allowing for additional flexibility to invest in organic or inorganic growth, or use for general corporate purposes.

On October 24, 2022, we announced the acquisition of Remote Maintenance Systems LP, doing business as Parasol (“Parasol”), a powerful 24/7 remote support service based on OvrC, creating new opportunities for Snap One integrators to focus on running their business while increasing profitability, productivity and service levels to their customers. The acquisition builds on Snap One’s strategic investment in Parasol announced last year and affirms its commitment to supporting integrators across the entire project lifecycle.

On October 26, 2022, we entered into an interest rate cap agreement, on the LIBOR component of interest, with Bank of America as the counterparty. The interest rate cap is effective December 31, 2022. We will pay a premium of $6.6 million at the maturity date of December 31, 2025. The notional amount of the interest rate cap is $350.0 million and has a strike rate of 5.00%, which effectively caps the LIBOR rate on $350.0 million of our floating rate debt at 5.00%.

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

Omni-Channel Strategy Expansion. Our business model is built around an e-commerce centric, omni-channel go-to-market strategy. We provide a comprehensive e-commerce portal, which allows integrators to easily research products, design projects, receive training and certifications, order products, and solicit ongoing support. Our e-commerce portal is complemented by a growing network of 33 domestic local branches, two Canadian local branches, and seven distribution centers as of September 30, 2022. The local branch presence is an important part of our strategy as it allows us to better serve integrators locally by providing same-day product availability when necessary, creating a site for relationship building with our support team and for training and product demonstration sessions. We believe integrators value the relationships and support we can deliver at the local level, and this further increases their loyalty to our business across channels.

Strategic Acquisitions. In addition to our organic growth, we continue to grow our business through strategic acquisitions such as our acquisitions of Access Networks, Staub, Clare and Parasol to better serve existing and new integrators, broaden our product categories, and extend the geographic reach of our omni-channel capabilities. We will continue to pursue disciplined, accretive acquisitions that enhance our products, software and workflow solutions and expand into adjacent markets that allow us to serve our integrator base.

COVID-19 and Other Macroeconomic Factors

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

In February 2022, Russian military forces launched a military action in Ukraine and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military action is highly unpredictable, this conflict could lead to significant market and other disruptions, including volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in government agency budgets and funding preferences as well as increases in cyberattacks and cyber and corporate espionage. To date we have not experienced any material interruptions in our infrastructure, supplies, technology systems or networks needed to support our operations. We are actively monitoring the situation and potential impacts on the Company.

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
(a)Domestic integrator, or as it is defined in Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements, United States integrator, is defined as professional “do-it-for-me” integrator customers who transact with Snap One through a traditional integrator channel and excludes the impact of recently acquired businesses domestically, specifically Access Networks.
Adjusted EBITDA and Adjusted Net Income

We define Adjusted EBITDA as net loss, plus interest expense, income tax benefit, depreciation and amortization, other expense (income), net, further adjusted to exclude equity-based compensation, acquisition-related and integration-related costs, IPO costs and certain other non-recurring, non-core, infrequent or unusual charges as described below.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
	(in thousands)
Net loss	$(1,018)	$(21,540)	$(4,618)	$(28,632)
Interest expense	10,244	7,511	24,687	26,589
Income tax benefit	(238)	(2,729)	(762)	(3,373)
Depreciation and amortization	14,812	14,287	44,667	42,197
Other expense (income), net	620	6,931	137	6,422
Equity-based compensation	5,570	14,391	17,937	16,629
Acquisition and integration related costs(a)	284	58	562	294
Compensation expense for payouts in lieu of TRA participation(b)	279	10,641	837	10,641
IT system transition costs(c)	268	—	268	—
Deferred revenue purchase accounting adjustment(d)	14	129	164	418
Fair value adjustment to contingent value rights(e)	(125)	(1,640)	(6,200)	1,200
Deferred acquisition payments(f)	(23)	1,568	1,007	5,148
Provision for credit losses on notes receivable(g)	—	—	5,872	—
Initial public offering costs(h)	—	1,648	—	4,569
Other professional services costs(i)	610	—	1,823	—
Other(j)	578	886	765	2,693
Adjusted EBITDA	$31,875	$32,141	$87,146	$84,795

The following table presents a reconciliation of net loss to Adjusted Net Income for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
	(in thousands)
Net loss	$(1,018)	$(21,540)	$(4,618)	$(28,632)
Amortization	12,536	12,293	37,794	36,260
Equity-based compensation	5,570	14,391	17,937	16,629
Foreign currency loss (gains)	137	469	124	278
Write-off of unamortized debt issuance costs	—	6,645	—	6,645
Acquisition and integration related costs(a)	284	58	562	294
Compensation expense for payouts in lieu of TRA participation(b)	279	10,641	837	10,641
IT system transition costs(c)	268	—	268	—
Deferred revenue purchase accounting adjustment(d)	14	129	164	418
Fair value adjustment to contingent value rights(e)	(125)	(1,640)	(6,200)	1,200
Deferred acquisition payments(f)	(23)	1,568	1,007	5,148
Provision for credit losses on notes receivable(g)	—	—	5,872	—
Initial public offering costs(h)	—	1,648	—	4,569
Other professional services costs(i)	610	—	1,823	—
Other(j)	976	830	1,028	2,587
Income tax effect of adjustments(k)	(4,619)	(8,761)	(14,492)	(16,406)
Adjusted Net Income	$14,889	$16,731	$42,106	$39,631
(a)Represents costs directly associated with acquisitions and acquisition-related integration activities. These costs also include certain restructuring costs (e.g., severance) and other third-party transaction advisory fees associated with the acquisitions.

(b)Represents non-recurring expense related to payments to certain pre-IPO owners in lieu of their participation in the TRA. Management does not believe such costs are indicative of our ongoing operations as they are one-time awards specific to the establishment of the TRA.

(c)Represents costs associated with the development, implementation, and transition to enterprise resource planning systems, customer resource management systems, and business intelligence systems. We believe these costs are discrete and non-ordinary course expenses incurred in the initiative to modernize our IT infrastructure, and therefore are not representative of the day-to-day operating performance of our business.

(d)Represents an adjustment related to the fair value of deferred revenue related to the Control4 acquisition.

(e)Represents noncash gains and losses recorded from fair value adjustments related to contingent value right (“CVR”) liabilities. Fair value adjustments related to CVR liabilities represent potential obligations to the prior sellers in conjunction with the acquisition of the Company by investment funds managed by Hellman & Friedman, LLC (“H&F”) in August 2017 and are based on estimates of expected cash payments to the prior sellers based on specified targets for the return on the original capital investment.

(f)Represents expenses incurred related to deferred payments to employees associated with our Control4 acquisition and other historical acquisitions. The deferred payments are cash retention awards for key personnel from the acquired companies and are expected to be paid to employees through 2023. Management does not believe such costs are indicative of our ongoing operations as they are one-time awards specific to acquisitions and are incremental to our typical compensation costs incurred and we do not expect such costs to be reflective of future increases in base compensation expense.

(g)Represents provision for credit losses on notes receivable related to the Company’s unsecured loan to Clare.

(h)Represents expenses related to professional fees in connection with preparation for our IPO.

(i)Represents professional service fees associated with the preparation for Sarbanes-Oxley compliance, the implementation of new accounting standards and accounting for non-recurring transactions.

(j)Represents non-recurring expenses related to consulting, restructuring, and other expenses which management believes are not representative of our operating performance.
(k)Represents the tax impacts with respect to each adjustment noted above after taking into account the impact of permanent differences using the statutory tax rate related to the applicable federal and foreign jurisdictions and the blended state tax rate.

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

The following table presents the calculation of Contribution Margin:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 24, 2021	September 30, 2022	September 24, 2021
	(in thousands)
Net sales	$281,234	$260,746	$855,573	$734,519
Cost of sales, exclusive of depreciation and amortization(a)	167,435	151,281	520,162	432,297
Net sales less cost of sales, exclusive of depreciation and amortization	$113,799	$109,465	$335,411	$302,222
Contribution Margin	40.5%	42.0%	39.2%	41.1%

(a)Cost of sales for the three months ended September 30, 2022 and September 24, 2021, excludes depreciation and amortization of $14,812 and $14,287, respectively. Cost of sales for the nine months ended September 30, 2022 and September 24, 2021, excludes depreciation and amortization of $44,667 and $42,197, respectively.

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

The following table presents a reconciliation of net cash used in operating activities to Free Cash Flow for the periods presented:

	Nine Months Ended
	September 30, 2022	September 24, 2021
	(in thousands)
Net cash used in operating activities	$(15,361)	$(11,239)
Purchases of property and equipment	(10,024)	(6,819)
Free Cash Flow	$(25,385)	$(18,058)

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

Selling, General and Administrative Expenses

Selling, general and administrative costs include payroll and related costs, occupancy costs, costs related to warehousing, distribution, outbound shipping to integrators, credit card processing fees, warranty, purchasing, advertising, research and development, non-income-based taxes, equity-based compensation, acquisition-related expenses, compensation expense for payouts in lieu of the Tax Receivable Agreement (“TRA”) participation, provision for credit losses and other corporate overhead costs. We expect that our selling, general and administrative expenses will increase at a growth rate below net sales growth when adjusted for one-time expenses, in future periods as we continue to grow, and due to additional legal, accounting, insurance and other expenses that we are incurring as a public company, including compliance with the Sarbanes-Oxley Act.

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

Other Expense (Income), Net

Other expense (income), net includes interest income, foreign currency remeasurement and transaction gains and losses, TRA liability adjustments and costs related to the write-off of unamortized debt issuance costs.

Income Tax (Benefit) Expense

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

	Three Months Ended				Nine Months Ended
	September 30, 2022	% of Net sales	September 24, 2021	% of Net sales	September 30, 2022	% of Net sales	September 24, 2021	% of Net sales
	($ in thousands)
Net Sales	$281,234	100.0%	$260,746	100.0%	$855,573	100.0%	$734,519	100.0%
Costs and expenses:
Cost of sales, exclusive of depreciation and amortization	167,435	59.5%	151,281	58.0%	520,162	60.8%	432,297	58.9%
Selling, general and administrative expenses	89,379	31.8%	105,005	40.3%	271,300	31.7%	259,019	35.3%
Depreciation and amortization	14,812	5.3%	14,287	5.5%	44,667	5.2%	42,197	5.7%
Total costs and expenses	271,626	96.6%	270,573	103.8%	836,129	97.7%	733,513	99.9%
Income from operations	9,608	3.4%	(9,827)	(3.8)%	19,444	2.3%	1,006	0.1%
Other expenses (income):
Interest expense	10,244	3.6%	7,511	2.9%	24,687	2.9%	26,589	3.6%
Other expense (income), net	620	0.2%	6,931	2.7%	137	0.0%	6,422	0.9%
Total other expenses	10,864	3.9%	14,442	5.5%	24,824	2.9%	33,011	4.5%
Loss before income taxes	(1,256)	(0.4)%	(24,269)	(9.3)%	(5,380)	(0.6)%	(32,005)	(4.4)%
Income tax (benefit) expense	(238)	(0.1)%	(2,729)	(1.0)%	(762)	(0.1)%	(3,373)	(0.5)%
Net loss	(1,018)	(0.4)%	(21,540)	(8.3)%	(4,618)	(0.5)%	(28,632)	(3.9)%
Net loss attributable to noncontrolling interest	(8)	(0.0)%	(11)	(0.0)%	(45)	(0.0)%	(45)	(0.0)%
Net loss attributable to Company	$(1,010)	(0.4)%	$(21,529)	(8.3)%	$(4,573)	(0.5)%	$(28,587)	(3.9)%

Three Months and Nine Months Ended September 30, 2022, Compared to the Three Months and Nine Months Ended September 24, 2021

Net Sales

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 24, 2021	$ Change	% Change	September 30, 2022	September 24, 2021	$ Change	% Change
	($ in thousands)
Net Sales	$281,234	$260,746	$20,488	7.9%	$855,573	$734,519	$121,054	16.5%

Net sales increased by $20.5 million, or 7.9%, in the three months ended September 30, 2022, compared to the three months ended September 24, 2021. Approximately 6.1% of net sales growth was driven by organic growth, including the continued ramp of local branches opened in the past year, the cumulative impact of proprietary product price adjustments taken in the past year, offset by a modest foreign currency headwind and a decline in volume. Approximately 1.8% of net sales growth was attributed to the full quarter benefit of the recent acquisition of Staub.

Net sales increased by $121.1 million, or 16.5%, in the nine months ended September 30, 2022, compared to the nine months ended September 24, 2021. Approximately 13.2% of net sales growth was driven by organic growth, including the continued ramp of local branches opened in the past year, and the cumulative impact of proprietary product price adjustments taken in the past year, offset by supply chain and foreign currency headwinds. Approximately 3.3% of net sales growth was attributed to the year-to-date benefit of recent acquisitions of Access Networks and Staub.

Cost of Sales, Exclusive of Depreciation and Amortization

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 24, 2021	$ Change	% Change	September 30, 2022	September 24, 2021	$ Change	% Change
	($ in thousands)
Cost of sales, exclusive of depreciation and amortization	$167,435	$151,281	$16,154	10.7%	$520,162	$432,297	$87,865	20.3%
As a percentage of net sales	59.5%	58.0%			60.8%	58.9%

Cost of sales, exclusive of depreciation and amortization, increased $16.2 million, or 10.7%, in the three months ended September 30, 2022, compared to the three months ended September 24, 2021, primarily driven by an increase in net sales. As a percentage of net sales, cost of sales, exclusive of depreciation and amortization, increased to 59.5% in the current period from 58.0% in the prior period. The increase in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales was primarily due to growth in third-party product sales outpacing growth of proprietary product sales as we further execute our omni-channel strategy by opening local branches, which typically sell more third-party product than proprietary product. The accelerated growth in third-party product sales resulted in a third-party product mix of 31.7% compared to 29.2% in the comparable year ago period. Additionally, supplier costs and inbound freight costs increased due to ongoing supply chain pressures. This increase in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales resulted in a lower Contribution Margin of 40.5% for the three months ended September 30, 2022, compared to 42.0% for the three months ended September 24, 2021.

Cost of sales, exclusive of depreciation and amortization, increased $87.9 million, or 20.3%, in the nine months ended September 30, 2022, compared to the nine months ended September 24, 2021, primarily driven by an increase in net sales. As a percentage of net sales, cost of sales, exclusive of depreciation and amortization, increased to 60.8% in the current period from 58.9% in the prior period. The increase in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales was primarily due to growth in third-party product sales outpacing growth of proprietary product sales as we further execute our omni-channel strategy by opening local branches, which typically sell more third-party product than proprietary product. The accelerated growth in third-party product sales resulted in a third-party product mix of 31.3% compared to 29.6% in the comparable year ago period. Additionally, supplier costs and inbound freight costs increased due to ongoing supply chain pressures. This increase in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales resulted in a lower Contribution Margin of 39.2% for the nine months ended September 30, 2022, compared to 41.1% for the nine months ended September 24, 2021.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 24, 2021	$ Change	% Change	September 30, 2022	September 24, 2021	$ Change	% Change
	($ in thousands)
Selling, general and administrative expenses	$89,379	$105,005	$(15,626)	(14.9)%	$271,300	$259,019	$12,281	4.7%
As a percentage of net sales	31.8%	40.3%			31.7%	35.3%

Selling, general and administrative expenses decreased $15.6 million, or 14.9%, in the three months ended September 30, 2022 compared to the three months ended September 24, 2021. The decrease in selling, general, and administrative expenses was due in part to the prior year period including several one-time items related to the IPO. The prior year period included the recognition of $14.4 million in equity-based compensation expenses and $10.6 million in compensation costs paid to certain pre-IPO owners for their interests in lieu of their participation in the TRA entered into in connection with the IPO.

Selling, general and administrative expenses increased $12.3 million, or 4.7%, in the nine months ended September 30, 2022 compared to the nine months ended September 24, 2021. The increase in selling, general, and administrative expenses was due in part to increased costs associated with becoming and operating as a public company, ongoing investments to support strategic growth initiatives, wage inflation and absorbing the costs associated with recently acquired businesses. Included in selling, general and administrative expenses in the nine-month periods ended September 30, 2022 and September 24, 2021 are several non-recurring, non-core, infrequent or unusual charges as outlined in the Adjusted EBITDA and Adjusted Net Income reconciliations. These items in aggregate impact the year over year trend and include changes in provision for credit losses on notes receivable, fair value adjustment to contingent value rights, deferred acquisition payments, compensation expense for payouts in lieu of TRA participation, and initial public offering costs.

Depreciation and Amortization

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 24, 2021	$ Change	% Change	September 30, 2022	September 24, 2021	$ Change	% Change
	($ in thousands)
Depreciation and amortization	$14,812	$14,287	$525	3.7%	$44,667	$42,197	$2,470	5.9%
As a percentage of net sales	5.3%	5.5%			5.2%	5.7%

Depreciation and amortization expenses increased by $0.5 million, or 3.7%, in the three months ended September 30, 2022 compared to the three months ended September 24, 2021. Amortization expense associated with intangible assets acquired increased between periods due to the acquisitions of Staub and Clare. Depreciation expense increased primarily due to the acquisition of Staub, as well as the opening of new local branches between periods.

Depreciation and amortization expenses increased by $2.5 million, or 5.9%, in the nine months ended September 30, 2022 compared to the nine months ended September 24, 2021. Amortization expense associated with intangible assets acquired increased between periods due to the acquisitions of Access Networks, Staub, and Clare. Depreciation expense increased primarily due to the acquisitions of Access Networks and Staub, as well as the opening of new local branches between periods.

Interest Expense

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 24, 2021	$ Change	% Change	September 30, 2022	September 24, 2021	$ Change	% Change
	($ in thousands)
Interest expense	$10,244	$7,511	$2,733	36.4%	$24,687	$26,589	$(1,902)	(7.2)%
As a percentage of net sales	3.6%	2.9%			2.9%	3.6%

Interest expense increased by $2.7 million, or 36.4%, in the three months ended September 30, 2022 compared to the three months ended September 24, 2021. The increase was primarily driven by a higher average interest rate on the outstanding balance on our long-term debt in the three months ended September 30, 2022 compared to the three months ended September 24, 2021, and due to a portion of long-term debt being repaid from the net proceeds of the IPO in the prior period.

Interest expense decreased by $1.9 million, or 7.2%, in the nine months ended September 30, 2022 compared to the nine months ended September 24, 2021. The decrease was primarily driven by a lower average outstanding balance on our long-term debt in the nine months ended September 30, 2022 compared to the nine months ended September 24, 2021.

Other Expense (Income), Net

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 24, 2021	$ Change	% Change	September 30, 2022	September 24, 2021	$ Change	% Change
	($ in thousands)
Other expense (income), net	$620	$6,931	$(6,311)	(91.1)%	$137	$6,422	$(6,285)	(97.9)%
As a percentage of net sales	0.2%	2.7%			0.0%	0.9%

Other expense decreased by $6.3 million, or 91.1%, in the three months ended September 30, 2022, compared to the three months ended September 24, 2021, and by $6.3 million, or 97.9%, in the nine months ended September 30, 2022 compared to the nine months ended September 24, 2021, primarily related to the write-off of unamortized debt issuance costs in the prior period.

Income Tax (Benefit) Expense

	Three Months Ended				Nine Months Ended
	September 30, 2022	September 24, 2021	$ Change	% Change	September 30, 2022	September 24, 2021	$ Change	% Change
	($ in thousands)
Income tax (benefit) expense	$(238)	$(2,729)	$2,491	(91.3)%	$(762)	$(3,373)	$2,611	(77.4)%
As a percentage of net sales	(0.1)%	(1.0)%			(0.1)%	(0.5)%

Income tax benefit decreased by $2.5 million, or 91.3%, in the three months ended September 30, 2022, compared to the three months ended September 24, 2021. The effective tax rate for the three months ended September 30, 2022, was a benefit of 18.9% compared to 11.3% for the three months ended September 24, 2021. The change in the effective tax rate for the three months ended September 30, 2022, and the difference from the U.S. federal statutory rate of 21%, were primarily the result of allocation of income between jurisdictions, a benefit from R&D tax credits, a change in the state deferred rate and an expense related to vesting of restricted stock units.

Income tax benefit decreased by $2.6 million, or 77.4%, in the nine months ended September 30, 2022 compared to the nine months ended September 24, 2021. The effective tax rate for the nine months ended September 30, 2022, was a benefit of 14.2% compared to a benefit of 10.6% for the nine months ended September 24, 2021. The change in the effective tax rate for the nine months ended September 30, 2022, and the difference from the U.S. federal statutory rate of 21%, were primarily the result of allocation of income between jurisdictions, a benefit from R&D tax credits, a change in the state deferred rate and an expense related to vesting of restricted stock units.

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

Working Capital, Excluding Deferred Revenue

The following table summarizes our cash, cash equivalents, accounts receivable and working capital, which we define as current assets minus current liabilities excluding deferred revenue, for the periods indicated:

	As of
	September 30, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$35,543	$40,577
Accounts receivable, net	$54,171	$52,620
Working capital, excluding deferred revenue	$251,570	$208,433

Our cash and cash equivalents as of September 30, 2022 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that reduce the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

We believe that our existing cash and cash equivalents, together with expected cash flow from operating activities, will be sufficient to fund our operations and capital expenditure requirements for the next 12 months. Beyond the next 12 months, our primary capital requirements primarily consist of required principal and interest payments on long-term debt, lease payments under non-cancelable lease commitments and TRA payments as further described in Notes 7, 14 and 16 of the Notes to the Unaudited Condensed Consolidated Financial Statements. If cash provided by operating activities and borrowings under our Credit Agreement are not sufficient or available to meet our short and long-term capital requirements, then we may consider additional equity or debt financing in the future. There can be no assurance debt or equity financing will be available to us if we need it or, if available, the terms will be satisfactory to us. Our sources of liquidity could be affected by factors described under “Risk Factors” in our Annual Report.

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

The Credit Agreement contains various customary affirmative and negative covenants. We were in compliance with such covenants as of September 30, 2022.

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

On August 4, 2021, we used a portion of the net proceeds from the IPO to repay a portion of the senior secured term loan outstanding under a credit agreement, dated August 4, 2017, between the Company’s wholly owned subsidiary, Wirepath, LLC, and the lenders thereunder (as amended, the “Old Credit Agreement”) totaling $215.9 million in principal, plus accrued interest of $1.0 million. We also incurred a charge of $6.6 million related to the write-off of unamortized debt issuance costs.

In connection with the closing of the Credit Agreement, we repaid in full approximately $451.4 million of borrowings, including accrued interest, under the Old Credit Agreement. The term loan and revolving credit facilities and related agreements and documents under the Old Credit Agreement were terminated upon the effectiveness of the Credit Agreement.

As of September 30, 2022, we had $57.0 million outstanding under the New Revolving Credit Facility. As of December 31, 2021, we had no borrowings outstanding under the New Revolving Credit Facility. As of September 30, 2022 and December 31, 2021, we had $5.1 million and $4.9 million of outstanding letters of credit. The amount available under the New Revolving Credit Facility was $37.9 million and $95.1 million as of September 30, 2022, and December 31, 2021, respectively.

On October 2, 2022, the Company entered into the Incremental Agreement, which (i) provides for incremental term loans (the “Incremental Term Loans”) under the Amended Credit Agreement, which amends the Credit Agreement (the”Amended Credit Agreement”), in an aggregate principal amount of $55.0 million, which Incremental Term Loans will bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin of 5.75% plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the federal funds effective rate (as defined in the Amended Credit Agreement), (b) the prime rate (as defined in the Amended Credit Agreement) and (c) the forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”) for an interest period of one month, plus 1.00%;

provided that such rate is not lower than a floor of 1.00% or (2) an applicable margin of 6.75% plus the forward-looking term rate based on SOFR for the interest period relevant to such borrowing; provided that such rate is not lower than a floor of 0.50% and (ii) makes certain other corresponding technical changes to the Credit Agreement to facilitate the incurrence of the Incremental Term Loans. The Incremental Term Loans mature on the third anniversary of the funding date of the Incremental Term Loans.

On October 26, 2022, we entered into an interest rate cap agreement, on the LIBOR component of interest, with Bank of America as the counterparty. The interest rate cap is effective December 31, 2022. We will pay a premium of $6.6 million at the maturity date of December 31, 2025. The notional amount of the interest rate cap is $350.0 million and has a strike rate of 5.00%, which effectively caps the LIBOR rate on $350.0 million of our floating rate debt at 5.00%.

Other than in connection with the Incremental Term Loans under the Amended Credit Agreement and interest rate cap, there have been no changes to the debt covenants or default provisions related to the Company’s outstanding debt arrangements or other obligations during the current year.

The Company was in compliance with all debt covenants as of September 30, 2022, and December 31, 2021. For additional information on the Company’s debt arrangements, debt covenants and default provisions, see Note 8 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2021, in the Annual Report, and for additional information on the Company’s Incremental Agreement, see Note 20 to the Notes to the Unaudited Condensed Consolidated Financial Statements.

Historical Cash Flows

The following table sets forth our cash flows for the nine months ended September 30, 2022 and September 24, 2021:

	Nine Months Ended
	September 30, 2022	September 24, 2021
	(in thousands)
Net cash used in operating activities	$(15,361)	$(11,239)
Net cash used in investing activities	$(41,088)	$(33,325)
Net cash provided by financing activities	$52,265	$28,163

Operating Activities

Net cash used in operating activities was $15.4 million in the nine months ended September 30, 2022, compared to $11.2 million in the nine months ended September 24, 2021, an increase of cash used of $4.2 million. The increase in net cash used in operating activities during the nine months ended September 30, 2022 was due to a $28.2 million net increase in cash used for operating assets and liabilities. Net cash used was primarily driven by an increase in inventory to protect against supply chain uncertainty. The increase in cash used for operating assets and liabilities was partially offset by a $24.0 million decrease in net loss in the current period.

Investing Activities

Net cash used in investing activities was $41.1 million in the nine months ended September 30, 2022, compared to $33.3 million in the nine months ended September 24, 2021, an increase of $7.8 million. The increase in net cash used in investing activities for the nine months ended September 30, 2022, was primarily due to the acquisitions of Staub and Clare in the current period, as well as a $3.2 million increase in cash used to purchase property and equipment. Investing activities in the prior period included cash used to acquire Access Networks in the nine months ended September 24, 2021.

Financing Activities

Net cash provided by financing activities was $52.3 million for the nine months ended September 30, 2022, compared to $28.2 million in the nine months ended September 24, 2021, an increase of $24.1 million. The increase in net cash provided by financing activities for the nine months ended September 30, 2022, was due to $57.0 million in borrowings on our New Revolving Credit Facility to help fund the acquisitions of Staub and Clare and general corporate purchases. The increase was partially offset by $2.4 million of company stock repurchases as part of the share repurchase program. Financing activities for the prior period included proceeds from our IPO, offset by payments on our long-term debt in the nine months ended September 24, 2021.

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we had off-balance sheet arrangements totaling $5.1 million and $4.9 million related to our outstanding letters of credit. We have not entered into any other off-balance sheet arrangements, except as disclosed herein.

Contractual Obligations

We have contractual obligations comprised of payments of debt and interest, lease commitments, TRA and CVRs.

As of September 30, 2022, we had $57.0 million outstanding under the New Revolving Credit Facility, which we used to fund the Staub and Clare acquisitions as well as for general corporate expenses.

Except for the leases described in Note 16 of the Notes to the Unaudited Condensed Consolidated Financial Statements and the debt agreement as described herein, as of September 30, 2022, there have been no material changes in our contractual obligations and commitments other than in the ordinary course of business from the contractual obligations and commitments for the year ended December 31, 2021, as previously disclosed in our Annual Report.

As disclosed in Note 20 of the Notes to the Unaudited Condensed Consolidated Financial Statements, on October 2, 2022, the Company entered into an $55 million Incremental Agreement (the “Incremental Agreement”) that amended the Credit Agreement, dated as of December 8, 2021, which was used to pay down the existing revolver balance, further increasing liquidity and providing additional flexibility to invest in growth or use for general corporate purposes.

Critical Accounting Estimates and Policies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates and Policies” and our consolidated financial statements and related notes disclosed in our Annual Report for accounting policies and related estimates we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and which require complex management judgment and assumptions or involve uncertainties. These critical accounting estimates and policies include: revenue recognition, share-based compensation, income taxes, business combinations, inventories, net, goodwill and intangible assets, warranties and CVRs. Effective January 1, 2022, we changed our approach to lease accounting in conjunction with our adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). There have been no other changes to our critical accounting estimates and policies or their application since the date of our Annual Report.

Recent Accounting Pronouncements

See Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

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

We may use these provisions until the last day of our fiscal year in which the fifth anniversary of the completion of our IPO occurs (which will be our 2026 fiscal year). However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.235 billion, or we issue more than

$1.0 billion of nonconvertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.

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

Interest Rate Risk

We are subject to interest rate risk in connection with our Credit Agreement. As of September 30, 2022, we had $462.7 million outstanding under the New Term Loan portion of the Credit Agreement and $57.0 million outstanding under the New Revolving Credit Facility. The term loans and revolver bear interest at variable rates. Each quarter point increase in the variable rates on the amounts outstanding under the Credit Agreement and Revolving Credit Facility as of September 30, 2022 would increase annual cash interest in the aggregate by approximately $1.4 million.

Foreign Currency Exchange Risk

Changes in the exchange rates for the functional currencies of our international subsidiaries may positively or negatively impact our sales, operating expenses and earnings. Historically, we have not hedged our currency exposure and fluctuations in exchange rates have not materially affected our operating results. While our international operations, including Canada, the United Kingdom, and Australia, accounted for only 12.8% and 13.5% of total net revenue during the three and nine months ended September 30, 2022, our exposure to currency rate fluctuations could be material in the remainder of 2022 and future years, to the extent that either currency rate changes are significant or that our international operations comprise a larger percentage of our consolidated results.

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

Previously Reported Material Weakness in Internal Control Over Financial Reporting

As disclosed in the section entitled “Risk Factors” in our Annual Report, we previously identified a material weakness in our internal control over financial reporting. Specifically, we did not design or maintain an effective control environment over certain information technology general controls or information systems and applications that are relevant to the preparation of our consolidated financial statements. We have taken and intend to continue to take steps to remediate the material weakness through additional measures that include hiring additional personnel with public company experience, and further evolving our accounting and business processes related to internal controls over financial reporting, including a plan for future system enhancements. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time.

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

For additional information, see Note 15 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to our risk factors that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Subsequent to the end of our third fiscal quarter, on October 24, 2022, in connection with our acquisition of the remaining outstanding equity interests in our majority owned subsidiary, Parasol, we agreed to issue 106,894 shares of our common stock (the “Parasol Transaction Equity”) to the three founders in full satisfaction of the $1.1 million purchase price for such remaining outstanding interests. Fifty percent of the Parasol Transaction is subject to a contractual lock-up period that will end on the 12-month anniversary of its issuance. Subsequent to this transaction, Parasol is owned 100% by the Company.

The foregoing transaction did not involve any underwriters or any public offering. The issuance of the above securities was made in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as a transaction by an issuer not involving any public offering.

Stock Repurchase Program

On May 12, 2022, the Company announced that its board of directors authorized a $25.0 million share repurchase program. Under the share repurchase program, Snap One may purchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and number of shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The repurchase program expires at the end of 2023, does not obligate the Company to acquire a specified number of shares and may be modified, suspended or discontinued at any time at the board of directors’ discretion. As of September 30, 2022, we had approximately $22.6 million remaining under the repurchase program.

The following table is a summary of our repurchases of common shares during the three months ended September 30, 2022.

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs (In thousands)
July 2- August 5	83,473	$10.72	83,473	$23,057
August 6- September 2	16,647	$12.14	16,647	$22,855
September 3-September 30	27,863	$10.72	27,863	$22,556
	127,983	$10.91	127,983

All repurchases were made pursuant to the Company’s repurchase program announced on May 12, 2022 as described in this section above.

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

10.1
Incremental Agreement No. 1 to Credit Agreement, dated as of October 2, 2022, among Snap One Holdings Corp., the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 6, 2022.

10.2+*	Form of Restricted Stock Unit Agreement under the Snap One Holdings Corp. 2021 Equity Incentive Plan (Employee, updated for Change in Control and Retirement Policies).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Snap One Holdings Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Snap One Holdings Corp.

November 10, 2022	By:	/s/ John Heyman
Name: John Heyman
Title: Chief Executive Officer
(Principal Executive Officer)

November 10, 2022	By:	/s/ Michael Carlet
Name: Michael Carlet
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)