Form 10-K
period 2022-12-30
Snap One Holdings Corp.
filed 2023-03-15
CIK 1856430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the annual period ended December 30, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firms that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 1, 2022 was $99,341,320, based on a closing price of $9.45 per share of the registrant's common stock as reported on The Nasdaq Global Select Market. For purposes of this computation, all officers, directors, and beneficial owners of 10% or more of the registrant’s outstanding common stock of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact affiliates of the registrant.

The registrant had outstanding 76,181,496 shares of common stock as of March 9, 2023.

Documents Incorporated by Reference: Portions of Part III will be incorporated by reference to the registrant’s definitive proxy statement, in accordance with Instruction G(3) to Form 10-K, to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 30, 2022.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Statements made in this Annual Report that are not statements of historical fact, including statements about our beliefs and expectations, including without limitation statements regarding product plans, future growth, market opportunities, strategic initiatives, industry positioning, customer acquisition and retention, and revenue growth, are forward-looking statements, and should be evaluated as such. The preceding list is not intended to be an exhaustive list of all our forward-looking statements. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and other similar expressions. These forward-looking statements are contained throughout this Annual Report.

We base these forward-looking statements on our current expectations, plans and assumptions, which we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at this time. As you read and consider this Annual Report, you should understand that these statements are not guarantees of performance or results. The forward-looking statements contained herein are subject to and involve risks, uncertainties and assumptions, and therefore you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual operational and financial results, and therefore actual results might differ materially from those expressed in the forward-looking statements and projections. Factors that might materially affect such forward-looking statements include those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report or as described in other subsequent reports we file with the U.S. Securities and Exchange Commission (the “SEC”). We encourage you to read this Annual Report and our other filings with the SEC carefully.
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

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the risk factors contained in this Annual Report in their entirety for additional information regarding material factors that may make an investment in our securities speculative or risky. Some of the factors, risks and uncertainties that might materially affect the forward-looking statements contained herein and may make an investment in our securities speculative or risky include, but are not limited to, the following:

Risks Related to Our Business and Industry

•Our quarterly results of operations have fluctuated and may continue to fluctuate. As a result, we may fail to meet or exceed the expectations of investors or securities analysts, which could cause our stock price to decline.

•If we are unable to manage our business growth and diverse and complex operations, our reputation in the market and our ability to generate net sales from new or existing integrators and end consumers may be harmed.

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

•We have limited visibility regarding the end consumers who ultimately purchase our products, and we often rely on information from third-party integrators to help us manage our business. If we are unable to obtain timely or accurate information, our ability to quickly react to market changes and effectively manage our business may be harmed.

•Our growth strategy includes pursuing acquisitions, and our potential inability to identify good opportunities and to successfully integrate newly acquired technologies, assets, businesses, or personnel may harm our financial results and ability to grow our business.

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

•Cyberattacks and security breaches affecting or targeting us, our business partners or our end consumers are increasingly sophisticated and could result in unauthorized use of our products or associated confidential information — leading to harm in our reputation or brand, legal or regulatory enforcement action, and lawsuits. Any of these actions may have a material adverse effect on our business, results of operations and financial condition.

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

•Potential political instability and tensions in China, Taiwan, and Southeast Asia, where the concentration of our suppliers and manufacturing facilities are located, could expose us to supply disruptions, cost increases, and regulatory changes.

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

•As we realize the benefit of net operating losses and certain other tax benefits that arose prior to or in connection with our IPO, we are required to pay the TRA Participants and make a cash distribution to certain pre-IPO owners that are not TRA Participants, equal to a significant portion of the benefit, which amounts could be material.

•Our management team identified a material weakness in our internal controls over financial reporting, which, if not remediated appropriately or timely, could result in the loss of investor confidence and could negatively impact on our stock price and financial condition.

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

Our Company

Snap One powers smart living by enabling professional integrators to deliver seamless experiences in the connected homes and businesses where people live, work and play. We offer an end-to-end product ecosystem delivered through our powerful distribution network and further bolstered by our value-added services and workflow solutions. Collectively, we refer to this compelling value proposition as our “Only Here” strategy, delivering a differentiated experience to our loyal and growing network of approximately 20,000 professional do-it-for-me (“DIFM”) integrators. We believe our Only Here value proposition becomes embedded into integrators’ workflow throughout the project lifecycle, creating re-occurring spending patterns that strengthen our integrator relationships and enhance our revenue visibility across our integrator base.

We are vertically integrated, with the majority of our net sales coming from our proprietary-branded, internally developed products. These proprietary products are manufactured on an asset-light basis through our network of contract manufacturing and joint development suppliers located primarily in Asia. We have complemented our proprietary product portfolio with a curated set of leading third-party product brands to deliver an end-to-end product ecosystem that provides professional integrators with a “one-stop shop” experience at Snap One.

Our proprietary software solutions enhance the interoperability of our products and enable our emerging portfolio of value-added, subscription-based services. As we expand our penetration of connected homes and businesses, we expect to continue to invest in the expansion of existing and development of new subscription-based services. We believe our leadership position and expanding presence in the home and business will allow us to develop new high margin, recurring software driven services that enhance our product suite and bolster our underlying software. We expect to continue to develop technologies to make integrators more effective and efficient, which is critical to delivering the best solutions for our integrators and end consumers.

We support our integrators with a comprehensive suite of software and support workflow solutions. We engage with our integrators on an omni-channel basis, blending the benefits of our comprehensive e-commerce portal with the convenience of our local branch network for same-day product availability. We support our integrators throughout the entire lifecycle of their projects from pre-sale product research and system design to post-installation end consumer support via our proprietary OvrC software, which enables integrators to remotely manage, configure and troubleshoot devices in the field. Our OvrC software platform powers our Parasol service offering, which provides end consumers with 24x7 remote support service while creating operational efficiency for our integrators by reducing the customer service workload (“Parasol Services”). We believe our solutions make it easier for professional integrators to operate and profitably grow their businesses, contributing to increased retention and wallet share growth with us over time.

Our Market Opportunity

The growing global residential and commercial technology market is comprised of Do-It-Yourself (“DIY”) and Do-It-For-Me (“DIFM”) solutions. The DIFM sub-market that we serve is distinct from the DIY sub-market, and is characterized by consumers with higher service expectations, more complicated projects, higher income, and increased reliance on service professionals in other parts of their lives. DIFM consumers typically spend $10,000 to $20,000 for professional integrators to design, select the best products, and install and configure these systems. Each of these projects represents an opportunity for Snap One to provide the products the integrator needs to service their customers.

Our network currently consists of approximately 20,000 of the over 70,000 domestic DIFM integrators across the home technology, security, and commercial markets. Within the over 70,000 total domestic DIFM integrators, approximately 17,500 are home technology focused, approximately 20,000 are security focused and approximately 32,500 are commercial focused. Consumers’ increasing desire to have an integrated, easy-to-use system is expected to drive continued demand for DIFM solutions across the home technology, security, and commercial markets. In addition, we believe the market for continued geographic expansion represents a significant opportunity for Snap One given our modest presence outside the United States today.

Our Differentiated Solution

We believe our integrated platform of products, software, and support solutions that are embedded into the integrator’s workflow is unmatched in the industry. We simplify the challenges associated with designing a smart living system and enable our integrators to create optimal solutions that are cohesive, functional, and efficient. Every decision we make is through the lens of helping integrators run their businesses more efficiently while delivering immersive smart living experiences. This results in a long-term partnership in our shared mission to bring joy, connectivity and security into end consumers’ everyday lives.

Our End-to-End Product Ecosystem

We provide integrators with a leading, comprehensive suite of connected, infrastructure, entertainment, and software solutions so the entire smart living experience is exceptional for the end consumer. Our product and service offerings encompass all of the design elements required by integrators to build integrated smart living systems that are easy to install and simple to manage, serving the needs of both integrators and end consumers. Our deep relationships with our individual integrators provide us the real-time feedback that allows us to continuously improve our offerings.

•Proprietary Products and Software. We have developed a broad range of proprietary products that encompass the spectrum of solutions needed to deliver integrated smart living systems. These products and software are sold under our proprietary brands such as Araknis, Control4, and Wattbox with confidential wholesale prices that allow integrators to maintain their profitability. Our products and software are designed to meet the unique needs of both the integrator and the DIFM end consumer. We do this by delivering a high quality and reliable cross-category integrated solution that connects easily to our proprietary solutions and third-party products. In addition, our solutions have built-in firmware to allow for a high degree of configurability with useful management tools, which make it easy for integrators to provide mission critical post-installation support. Through our proprietary software, Control4 OS3 and OvrC, we allow integration with thousands of products manufactured by hundreds of third-party manufacturers, and our products are compatible with connected devices from leading brands such as Alphabet, Amazon, Apple, Samsung, Sony, Sonos, and Yamaha allowing end consumers to enjoy and control their integrated system with the products and devices they know and love.

•Third-Party Products. In addition to our proprietary solutions, we have a curated set of leading third-party products from brands such as Alphabet, Amazon, KEF, Klipsch, Lutron, Samsung, Sony, Sonos, Ubiquiti and Yamaha, which provide our integrators a one-stop shop for their product needs. We believe this increases the value we deliver to our integrators, grows the usage of our workflow solutions, and drives integrator retention and growth. Our third-party product offerings also deliver significant value to our third-party partners. We provide these third-party partners with differentiated access to our expansive network of integrators through our omni-channel model and compatibility with our leading software solutions, which enables these products to be seamlessly integrated into a system and easily supported after installation.

Our Software and Support Workflow Solutions

Our differentiated technology and software workflow tools have been designed to support the integrator throughout the project lifecycle, enhancing their operations and helping them to profitably grow their businesses. We believe our suite of embedded solutions is truly unique, further differentiating Snap One from the rest of the smart living market, and driving stickiness and wallet share growth with our integrators.

▪Integrator Job Lifecycle Service and Support. We provide comprehensive certification and award-winning training and support services, enabling integrators’ ongoing success and business efficiency. Our comprehensive services are delivered through multiple channels, including through our cloud software, on our e-commerce portal and at our local branches, and encompass the integrator job lifecycle from research and training through post-

installation support. For example, we have remote management solutions that enable continuous end consumer system monitoring and management and significantly reduce or eliminate time-consuming and costly post-installation troubleshooting for the integrator. Additionally, we have a dedicated team of technical experts who help integrators with product awareness, product training and on-the-job troubleshooting support to ensure the best solutions are delivered in the right way to end consumers. We believe the 17 CE Pro Quest for Quality Awards we won in 2022 are a testament to the value of our service and support programs for integrators.

▪Cloud-Based Software. We have developed a suite of proprietary cloud-based software solutions that are embedded in the integrator’s workflow through the project lifecycle and enable remote management and monitoring of connected devices after installation. Our Control4 Composer tool provides an easy-to-use interface that helps integrators configure highly customized control systems for end consumers. OvrC is a cloud-based software, which enables integrators to remotely monitor, troubleshoot and manage connected devices on a system. While basic OvrC functionality is generally available free to most integrators, OvrC provides a foundation for premium services such as Parasol Services, our subscription-based 24X7 remote support service for end consumers. By utilizing these software tools, integrators can significantly increase efficiency by reducing the need for service calls and ensuring that their customers’ mission-critical systems are installed properly and supported thereafter, resulting in continuous highly personalized, immersive experiences.

▪Omni-Channel Model. We provide a comprehensive e-commerce portal for smart living, which is tailored to allow integrators to research products, design projects, receive training and certifications, order products, and solicit ongoing support. It provides targeted content and compelling stories to drive meaningful interactions with integrators who typically visit the portal an average of ten times to research, train, design, and build an estimate for each purchase they ultimately make. We supplement our e-commerce portal with a growing footprint of 41 North American branch locations as of December 30, 2022. These local branches are key to supporting our growth strategy and delivering additional value to integrators by ensuring they can receive critical products on a same-day basis to support project requirements, while attending in-person trainings and using local demonstration rooms to test new products.

The integration of our end-to-end product and software ecosystem and support workflow drives industry-leading efficiency for our integrators. We believe we set the industry standard for ease of use for integrators, which drives loyalty and increased use of our platform over time.

Our Integrated Platform and Services

Our end-to-end product, software and services create an integrated platform of leading offerings, which drives significant value for our integrators and personalized, immersive experiences for end consumers.

Our Products

We sell products under exclusive brands, as well as leading third-party products, to provide our end consumers with personalized smart living solutions. Our products are designed to meet the needs of professional integrators and the distinct consumer segment they serve by delivering reliability, a high degree of configurability, useful management tools and great experiences that delight consumers and make it easy for integrators to provide post-installation support. Our comprehensive proprietary and third-party product portfolio provides a one-stop shop experience for our integrators, with particular strength in home technology and demonstrated success in commercial and security. Over the years, integrators have come to us knowing they can benefit from our superior value proposition through access to our leading proprietary products, as well as a selection of the best third-party products in the marketplace. We believe our mutually beneficial relationships with third-party partners differentiate us from others in the industry.

Our product portfolio extends across the Connected, Entertainment and Infrastructure product categories:

•Connected. We provide technology products that connect to the network and directly enable the personalized experiences that our end consumers desire, and our Connected portfolio is enhanced by our proprietary software offerings that enable the integration and remote management of installed systems. End consumers directly interface with these connected solutions via touch panels, remotes and lighting keypads. Our Connected product portfolio includes networking, control and lighting, surveillance and power.

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

Our Software Solutions

Our software solutions enable our integrators to provide personalized connected systems for end consumers. Our proprietary OvrC system provides integrators with a cloud-based remote management and monitoring solution that enables integrators to troubleshoot connected devices and systems remotely. Integrators can now efficiently support and update installed systems without making an on-site visit. This saves the integrator time and money and enables a timelier resolution improving end consumers’ satisfaction. In addition, we offer our OvrC Connect software to end consumers, which provides them with the ability to manage their systems and resolve common problems independently. For instance, with OvrC Connect, a consumer can reset their Wattbox power outlets and troubleshoot system issues without physically accessing the products or calling professional support. This provides value and convenience to end consumers.

Additionally, our Control4 OS3 system is our leading product for command and control of smart living systems. We have expanded our control platform capabilities and meaningfully enhanced the end consumer experience through the integration of audio, video, lighting, temperature, security, communications, voice and other functionalities throughout the home.

Our OvrC and Control4 OS3 software provide the foundation supporting the pillars of our growth strategy, which we have built upon to launch and monetize value-added services for end consumers. We have an identified pipeline of growth opportunities where we can leverage our existing software to create unique subscription-based solutions that generate recurring revenue. We currently have two subscription-based services that we sell to residential and commercial end consumers. Our Parasol Services are enabled by our OvrC software that provides end consumers with 24x7 remote support to troubleshoot devices on their network. 4Sight is enabled by our Control4 OS3 software and provides end consumers with enhanced access and personalization of their systems.

Our Services Support the Entire Integrator Job Lifecycle

•Research and Learn. Integrators utilize our e-commerce portal for research and learning. We offer extensive product descriptions, specifications, education, videos, supporting documents and solutions-based merchandising to allow integrators to research different options for their projects. We further leverage our local branch footprint to host training events and product demonstrations in certain geographic markets.

•System Design and Quote. Our design tools give integrators access to technical drawings and CAD files to ensure they are selecting the right products for the application. These tools enhance integrator efficiency and provide continuity for integrators to convert quotes to product orders under our confidential integrator pricing that protects their profitability.

•Order and Fulfillment. We provide out integrators with the convenience to order and receive products on an omni-channel basis. Our nationwide distribution network allows us to efficiently serve integrators through reliable delivery, while our local branch network provides integrators with same-day product availability to keep projects on track

•Install, Set-Up and Program. We have award-winning support services available through our online portal. In addition to our robust catalog of online content, our product support technicians serve as an outsourced technical team that supports our integrators’ success. In addition, our Control4 Composer software tool provides an intuitive interface that enables integrators to efficiently configure systems during installation.

•Business Administration. Integrators can use our platform to access invoices, track orders, view customer order history and manage returns. Through these various points of interaction with our integrators, we have a robust data set, which we analyze to target promotions and identify cross-selling and up-selling opportunities.

•Ongoing Support. We provide our integrators with on-going monitoring capabilities so they can deliver superior service to their customers. Our OvrC offering, the remote management and monitoring platform for integrators, creates increased efficiency, as integrators can monitor systems and fix any issues remotely, reducing the need for inefficient service calls.

Our Software and Product Development

We have a robust R&D organization that focuses on the development of new products, software, and technology-driven workflow solutions as well as the enhancement of our existing solutions. Our product and software development process fosters an innovation feedback loop whereby we leverage end consumer and integrator feedback to continually enhance existing solutions. Through our joint-development model, we partner with manufacturers to reliably and rapidly bring new product technology to market and reduce the risk of R&D investment. We focus our internal product development efforts on the application of these leading technologies to the specific challenges faced by integrators and their customers. Our strategy of “fast following” major technology standards while investing in differentiation for the integrator allows us to maintain market-leading products with an efficient, innovative, and capital-light organization. We believe our products are the best-of-breed in their respective categories. We expect to continue to invest substantial resources in R&D to expand our integrated platform of products, software, and workflow solutions.

Omni-Channel Distribution and Manufacturing

Our nationwide distribution network allows us to service integrators through reliable delivery and local fulfillment. Our proprietary products are received at one of our five strategically located U.S. distribution centers, along with a selection of third-party products, which allows our integrators to bundle their purchases for an entire job with one partner either through our leading e-commerce site or for local purchase and or pickup at one of our 39 domestic local branches as of December 30, 2022. These local branches are key to delivering additional value to our integrators, as we can in many cases provide same-day delivery of products that integrators may require for projects. Same-day delivery can be mission critical for integrators as the lack of any one component can stall a project. Our local branches are more than fulfillment centers as they also provide value-added services to integrators throughout the project lifecycle.

In addition to our internal capabilities, we partner with a network of contract manufacturing and joint development suppliers to produce our proprietary products. Our supply chain teams, both in the United States and in Asia, partner closely with our suppliers through design, sourcing, quality validation and logistics to ensure high quality, high availability products for our integrators. The majority of our proprietary product production cost is with Asia-based suppliers. We maintain contractual and operational safeguards designed to align with our suppliers and ensure high standards of quality. In addition to the work we do with our supplier partners, we perform full custom manufacturing of our Triad speaker line in Portland, Oregon along with light assembly of certain products at our distribution locations.

Over the past several years, our global supply chain operations, including component sourcing, shipping, and logistics, have experienced impacts related to COVID-19 and the various associated regulatory responses, similar to other companies in our industry. These impacts resulted in delayed product availability in some cases. Although some supply chain issues have stabilized, we expect these impacts, including potential delayed product availability, to continue for as long as the global supply chain is experiencing these challenges, and we continue to invest in supply chain initiatives to mitigate the impact of COVID-19 related issues.

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

To supplement this portal, we have invested in a multi-faceted sales and marketing organization that allocates effort across our channel based on the opportunity size of the integrator. We operate our sales effort through a combination of local branch sales personnel, outside sales representatives, and in-house sales development resources. In addition, our strong partner rewards program allows us to drive new integrator additions and increase integrator spend by providing spending and loyalty-based rewards such as free shipping, discounted pricing, advanced replacements and quarterly rebates.

We are active participants at global industry conferences and maintain a significant presence at Custom Electronics Design and Installation Association (“CEDIA”) trade shows.

Our Competition

The smart living market is fragmented, highly competitive and continually evolving. We compete against smart living point product companies such as Alarm.com, Alphabet, Amazon, Apple, Crestron, Logitech, Savant, Sonos and Ubiquiti. Many of these companies have significant market share, diversified product and service lines, well-established supply and distribution systems, strong worldwide brand recognition, loyal customer bases and significant financial, marketing, research, development and other resources. Their presence in the market has increased consumer awareness for smart living solutions and has helped contribute to the robust growth of the entire market and demand for our integrated solutions. In a number of cases, our competitors are also our partners within our third-party product ecosystem, and their products are purchased by integrators through Snap One. We also compete with distributors in local markets who distribute similar products to professional integrators.

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

As of December 30, 2022, we had over 100 granted patents and over 100 trademarks protecting our proprietary brands. We continue to review our product development and efforts to assess the existence and patentability of new intellectual property. We also enter into commercial arrangements with our third-party product partners to provide integration with our ecosystem and sell their products through our e-commerce portal and local branch network.

Human Capital

Our employees are central to our vision of “bringing together people, integrators and products to deliver joy, connectivity and security in our everyday lives.” Everything we do begins with our people, and recruiting, developing and investing in top talent is critical to our success.

As of December 30, 2022, we had 1,652 full-time employees, including 370 in product development, 479 in sales and marketing, 594 in operations and 209 in general and administrative. Of the 370 employees on our product development team, 183 were software engineers. Of our full-time employees, 1,398 were in the United States and 254 were in our international locations. None of our employees are represented by a labor union and/or covered by a collective bargaining agreement. We have not experienced any work stoppages.

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

We strive to provide our employees with career-development opportunities and resources that enable them to grow professionally. This helps us to attract and retain a talented and diverse workforce by deepening employee engagement and enhancing the skills and competencies of our people. We use skills matrices in which employees’ demonstration of our Company tenets is assessed against the expectations for their current level of responsibility within the Company and potential future roles. Employees and their managers use the results of this assessment to evaluate the employees’ readiness to take on additional responsibility, to create and communicate individual development plans for employees and to identify opportunities that will position them for future professional growth. We supplement our rigorous criteria for assessing employees’ readiness for a promotion with input from a variety of sources, and we seek to create growth opportunities that go beyond promotions.

Our Focus on Environmental, Social, and Governance Principles

Attention to environmental, social and governance (“ESG”) issues is integral to our business strategy and our culture. We believe that being a good environmental and social citizen is not just the right thing to do as a responsible member of the communities we serve but is also the right thing to do to drive long-term value creation. Our mission to make lives more enjoyable, connected, and secure is powered by a commitment to people, privacy and the planet. In 2022, we created a cross-functional ESG Committee, with representation from our People, Product, Supply Chain, Finance, Legal, and IT teams, to assist in establishing and implementing our ESG strategy and drive alignment of our business and ESG objectives. The ESG strategic focus areas that we believe offer the greatest opportunity for us to drive meaningful impacts and create value are organized under four cornerstone ESG principles: Governance, People, Product, and Planet. Our commitment to these principles is driven by the following high-level goals:

•Ethical Company: Commit to governance practices and policies that promote high ethical standards and maximize the long-term interests of our stakeholders (Governance).
•Employer of Choice: Create safer environments and more equitable and inclusive employee experiences (People).
•Engaged Leader: Create solutions that enable resource efficiency and enhance data security and privacy for end customers and partners (Product).
•Environmental Steward: Meaningfully reduce our impact on the environment by reducing our carbon footprint and improving sustainability of operations (Planet).

With the leadership from our board and ESG Committee, our Company will continue to develop and adapt our ESG and business strategies to align with these goals.

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
•The ability of our contract manufacturers to continue to manufacture high-quality products, and to supply sufficient products to meet our demand;
•The timing and success of future acquisitions, new product introductions or upgrades by us or by our competitors;
•The strength of regional, national and global economies;
•The strength of the U.S. dollar relative to other currencies and the impact this has both on our margins and on the margins of our integrators and distributors and their ability to competitively sell our solutions to end consumers;
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
•Changes in interest rates;
•Inflationary pressures on costs and customer demand;
•Political or regulatory changes in the markets in which we operate, particularly current political tensions in Asia;
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
•Temporary discounts or permanent changes in the price or payment terms for our solutions; and

•The ability to retain key people in the Company given the Company’s stock price.

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

Because our operations are geographically diverse and complex, our personnel resources and infrastructure could become strained and our reputation in the market and our ability to successfully implement our business plan may be harmed. The growth in the size, complexity and diverse nature of our business and the expansion of our product lines and customer base, including through additional acquisitions, have placed increased demands on our management and operations, and further growth, if any, may place additional strains on our resources in the future. Our ability to effectively compete and to manage our operations may depend on, among other things:

•Maintaining institutional knowledge by retaining and expanding the core competencies critical to our operations in our senior management and key personnel;
•Increasing the productivity and efficiency of our existing employees and attracting new talent;
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

The markets for our solutions are highly competitive and continually evolving. We face direct competition from companies that sell technology solutions to professional integrators, such as Crestron and Savant. In addition, a number of technology companies, including industry leaders such as Amazon, Apple, Google, Honeywell, Lutron, Sonos and Samsung, offer devices with capabilities similar to many of our products and services and are engaged in ongoing development efforts to address even broader segments of various markets, including our core professionally installed electronics markets. These large technology companies already have broad customer awareness and sell a variety of devices for home and business, and end consumers may choose their offerings instead of ours, even if we offer differentiating features such as broader interoperability or remote management and control services, as well as superior products and services. Additionally, these and other companies may further expand into our industry by developing additional solutions or by acquiring other providers. Similarly, many managed service providers, such as cable TV, telephone and security companies, are offering products and services that may compete directly with our solutions, including remote management, automation, and control features. For example, Vivint and ADT have made significant efforts to market smart home services that incorporate these companies’ traditional security offerings. These managed service providers have the advantage of leveraging their existing customer base, network of installation and support technicians and name recognition to gain traction in our core markets. In addition, end consumers may prefer the monthly service fee with little to no upfront cost offered by some of these managed service providers over a larger upfront cost with little to no monthly service fees.

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

Our ability to increase sales will depend in large part on our ability to enhance and improve our solutions, to introduce new solutions in a timely manner, to sell into new markets and to further penetrate our existing markets. The success of any enhancement or new product or solution depends on several factors, including the timely completion, introduction and market acceptance of enhanced or new solutions, the ability to attract, retain and effectively train product development, sales and marketing personnel (among others), the ability to retain and expand our offered third-party solutions, the ability to develop relationships with independent integrators and the effectiveness of our marketing programs. Any new product or solution we develop, distribute or acquire may not be introduced in a timely or cost-effective manner, and may not achieve the broad market acceptance necessary to generate significant net sales. Any new markets into which we attempt to sell our solutions, including new vertical markets, new local distribution locations, and new countries or regions, may not be receptive. Our ability to further penetrate our existing markets depends on the quality of our solutions and our ability to design our solutions to meet customer demand. Moreover, we are frequently required to enhance and update our solutions as a result of changing standards and technological developments, which makes it difficult to recover the cost of development and forces us to continually qualify new solutions with our end consumers and may render our solutions obsolete. In addition, we expect to derive an increasing portion of our net sales in the future from subscription-based solutions. This subscription model may give rise to risks that could harm our business. For example, we may be unable to predict subscription uptake, renewal or upgrade rates and the impact these rates may have on our future net sales and operating results. If we are unable to successfully develop, distribute, or acquire new solutions, enhance our existing solutions to meet customer requirements in a timely manner, sell solutions into new markets, or sell our solutions to additional end consumers in our existing markets, or if we fail to make optimal strategic decisions in selecting and executing on our acquisition opportunities, our net sales may not grow as expected or they may decline.

End consumers may choose to adopt products that provide discrete functionality or Do-It-Yourself (“DIY”) solutions rather than adopt our professionally installed solutions. If we are unable to increase market acceptance of the benefits of our professionally installed solutions, our net sales may not continue to grow, or they may decline.

Many vendors have emerged, and may continue to emerge, to provide point products with advanced functionality for use in home and commercial applications, such as thermostats, lighting, power distribution units, doorbells or surveillance systems that can be controlled by an application on a smartphone or control panel. We expect more and more consumer electronics and appliance products to be network aware and connected — each very likely to have its own smart device (phone or tablet) application. Examples of DIY solutions include, but are not limited to, networking, remote monitoring, and audio and audiovisual distribution products that do not require professional assistance to deploy. End consumers may be attracted to the relatively low costs and ease of installation of these DIY products and the ability to expand solutions over time with minimal upfront costs, despite the disadvantages of this approach. While we have built our solutions to be flexible and in many cases support integration of third-party DIY products in our solutions, the adoption of these products may reduce the revenue we receive for each installation. It is therefore important that we provide attractive top-quality solutions in many areas, such as networking, lighting, audio, video, thermostats, surveillance, security, power, and remote monitoring and management, and establish broad market awareness and acceptance of these solutions as well as the advantages of integrating them in a unified solution supported by a professional integrator. If a significant number of end consumers in our target markets choose to rely solely on the functionality included in DIY solutions rather than acquiring our unified solutions, then our business, financial condition and results of operations may be harmed, and we may not be able to achieve sustained growth or our business may decline.

We have limited visibility regarding the end consumers who ultimately purchase our solutions, and we often rely on information from third-party distributors and integrators to help us manage our business. If we are unable to obtain timely or accurate information, our ability to quickly react to market changes and effectively manage our business may be harmed.

We sell our solutions through independent businesses, including integrators and distributors. These integrators and distributors work with end consumers to design, install, update and maintain their systems. While we are able to track orders from integrators and have access to certain information about the configurations of our systems they install that we receive through our subscription and platform services such as OvrC and Control4, we also rely on these integrators to provide us with information about customer behavior, product and system feedback, customer demographics, buying patterns and information about our competitors. We use this channel sell-through data, along with other metrics, to assess customer demand for our solutions, develop new solutions, adjust pricing and make other strategic business decisions. Our channel sell-through data is subject to limitations due to collection methods and the third-party nature of the data and thus may not be complete or accurate. In addition, from time to time we collect information directly from end consumers through surveys that we conduct and other methods, but the end consumers who choose to participate self-select and vary by geographic region and from period to period, which may impact the usefulness of the results. Customer information is further limited in certain of our business models where a large portion of solutions we sell may not be installed with our platforms and thus further limit our visibility into end consumer behavior, including local distribution, and third-party products sales. If we do not receive customer information on a timely or accurate basis, or if we do not properly interpret this information, our ability to quickly react to market changes and effectively manage our business may be harmed.

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

Our growth strategy includes pursuing acquisitions, and our potential inability to identify good opportunities and to successfully integrate newly acquired technologies, assets, businesses, or personnel may harm our financial results and ability to grow.

We believe part of our growth will be driven by additional acquisitions of other companies or their technologies, assets and businesses, but we may not be able to acquire the targeted technologies, assets and businesses we identify as desirable for a price we consider to be reasonable or at all. Recent acquisitions include Staub Electronics, LTD (“Staub”), Clare Controls, LLC (“Clare”), and Remote Maintenance Systems (dba Parasol) in 2022; ANLA, LLC. (“Access Networks”) in 2021; and Control4 Corporation (“Control4”), Custom Plus Distributing and MRI Premium Distributing Services in 2019. These acquisitions and any future acquisitions we evaluate and complete will give rise to risks, including:

•Incurring higher-than-anticipated capital expenditures and operating expenses;
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

•Incurring significant costs and accounting charges;
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
•Requiring us to use equity capital or obtain additional debt to finance the acquisition, which may not be available on advantageous terms;
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

Additionally, in recent years, a substantial number of special purpose acquisition companies (“SPACs”) have been formed. These SPACs may increase the competition for potential targets and as a result fewer attractive targets may be available at any given time, and it may require more time, more effort and more resources to identify suitable targets and to consummate acquisitions.

We have entered into several strategic arrangements and intend to pursue additional strategic opportunities in the future. If the intended benefits from our strategic relationships are not realized, our results of operations may be harmed.

We are working to develop relationships with strategic partners to increase awareness of our solutions and to attempt to reach markets that we cannot currently address in a cost-effective manner. If these relationships do not develop in the manner we intend, our future growth could be impacted. Any loss of a major partner, distribution channel or other channel disruption could harm our results of operations and make us more dependent on alternate channels, damage our reputation, increase pricing and promotional pressures from other partners and distribution channels, increase our marketing costs, or harm buying and inventory patterns, payment terms or other contractual terms.

Growth of our business may depend on market awareness and a strong brand, and any failure to develop, broaden, protect and enhance market awareness of our solutions could hurt our ability to retain or attract integrators and/or end consumers.

Because of the competitive nature of the professionally installed electronics market, and other markets where we operate, we believe building and maintaining market awareness, brand recognition and goodwill is key to our success. Doing so will depend largely on our ability to continue to provide high-quality solutions, and we may not be able to do so effectively. We may choose to engage in broader marketing campaigns to further promote our brand, but this effort may not be successful. Our efforts in developing our brand may be affected by the marketing efforts of our competitors, negative publicity and social media commentary, and by our reliance on our independent integrators, distributors and strategic partners to install our solutions and promote our brand effectively. In addition, these marketing efforts may not yield the results we anticipate and may prove more expensive than we currently anticipate, and our net sales may not increase sufficiently to offset these higher expenses. If we are unable to maintain and increase positive awareness of our brand in a cost-effective manner, it may have a material adverse effect on our business, results of operations and financial condition.

We operate in an emerging and evolving market, which may develop more slowly or differently than we expect. If our core market does not grow as we expect, or if we cannot expand our solutions to meet the demands of this market, our net sales may suffer, and we may incur operating losses.

The market for professionally installed electronics is evolving, and it is uncertain whether our solutions will achieve and sustain high levels of demand and market acceptance. Some integrators and/or end consumers may be reluctant or unwilling to use our solutions for a number of reasons, including satisfaction with other solutions, concerns about cost, and lack of awareness of our solutions. Unified solutions such as ours have traditionally been luxury purchases for the high end of the residential market, and are also popular in commercial markets, and while our solutions target luxury residential and commercial markets, we also have solutions that target middle- and entry-level homeowners and those who live in or operate multi-dwelling units. Our ability to expand the sales of our solutions to a broader customer base depends on several factors, including market awareness of our solutions, the timely completion, introduction and market acceptance of our solutions, our ability to discern and respond effectively to trends in end consumer preferences and changing technology, the ability to attract, retain and effectively train sales and marketing personnel, the effectiveness of our marketing programs, the ability to develop effective relationships with independent integrators and other strategic partners, the cost and functionality of our solutions and the success of our competitors. If we are unsuccessful in developing and marketing our home automation solutions to integrators and/or end consumers, or if these integrators and/or end consumers do not perceive or value the benefits of our solutions, the market for our solutions might not continue to develop or might develop more slowly than we expect, either of which would harm our net sales and growth prospects.

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

Any adverse trends in our integrators’ businesses could cause us to suffer credit losses. As is customary in our industry, we extend credit to our integrators. A portion of our integrators are small contractors with inconsistent cash flow. As such, they rely on us to provide their businesses with credit and to carry specified inventory to support their operations.

We may be unable to collect on receivables if our integrators experience decreases in demand for their products and services, do not manage their businesses adequately, or otherwise become less able to pay due to adverse economic conditions or refinancing events. While we evaluate our integrators’ qualifications for credit and monitor our extensions of credit, these efforts cannot prevent all credit losses, and increased credit losses would negatively impact our performance and financial position. In addition, for financial reporting purposes, we establish reserves based on our historical experience of credit losses. To the extent that our credit losses exceed those reserves, our financial performance will be negatively impacted. If there is deterioration in the collectability of our receivables, or we fail to take other actions to adequately mitigate this credit risk, our earnings and cash flows could deteriorate. In addition, if we are unable or unwilling to extend credit to our integrators, we may experience loss of certain contracts or business.

Extending credit to international integrators involves additional risks. It is often more difficult to evaluate credit of an integrator or obtain credit protections in our international operations. Also, credit cycles and collection periods are typically longer in our international operations. We are also subject to credit risk associated with integrator concentration. If one or more of our largest international integrators were to become bankrupt or insolvent, or otherwise were unable to pay for our solutions, due to conflict, financial sanctions or otherwise (such as the instability caused by the Russia/Ukraine conflict), we may incur significant write-offs of accounts that may have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of these factors and other challenges in extending credit to international integrators, we generally face greater credit risk from sales internationally compared to domestic sales.

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

While we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 12 months, at some point we may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•Develop and enhance our solutions;
•Expand our research and development, sales and marketing organizations;
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

The products that we sell could contain defects in design or manufacturing. Defects could also occur in the products or components that are supplied to us. There can be no assurance we will be able to detect and remedy all defects in the hardware and software we sell, which could result in product recalls, product redesign efforts, loss of net sales, reputational damage and significant warranty and other remediation expenses. Similar to other electronics, our products have a risk of overheating and causing fire in the course of usage or upon malfunction. We sell power-distribution products that may allow damage to connected devices upon malfunction. We sell a range of racks, mounts, brackets, and other products that support large amounts of weight, over 2,000 pounds in some instances, which may fail to support weight upon malfunction. Any of these defects could result in harm to property or personal injury, which could subject us to liability. If we determine that a product does not meet product quality standards or may contain a defect, the launch of such product could be delayed until we remedy the quality issue or defect. The costs and loss of net sales associated with any protracted delay necessary to remedy a quality issue or defect in a new product could be substantial.

We provide warranties on our products ranging from one-year to lifetime. In certain countries we may lengthen product warranties due to various local laws and regulations. The occurrence of any material defects in our products could expose us to liability for damages and warranty claims in excess of our current reserves, and we could incur significant costs to correct any defects, warranty claims or other problems. In addition, if any of our product designs are defective or are alleged to be defective, we may be required to participate in a recall campaign. Any negative publicity related to the perceived quality of our products could affect our brand image and decrease customer confidence and demand, which could adversely affect our operating results and financial condition. Further, accidental damage coverage and extended warranties are regulated in the United States at the state level and are treated differently within each state. Additionally, outside the United States, regulations for extended warranties and accidental damage vary from country to country. Failure to correctly interpret the regulations concerning extended warranties and accidental damage coverage or implement conformant policies may cause us to incur additional costs, fines or subject us to additional regulatory requirements in the future.

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

The performance of and demand for our solutions are impacted by factors outside of our sole control including compatibility and ease of integration with third-party products and services, as well as enabling technology, connectivity, software and intellectual property that we do not own or control.

Our solutions are designed to interoperate with a wide range of other third-party products, including products in the areas of audio, video, lighting, temperature, power, networking, and security, and we benefit from our relationships with partners that allow our platforms, including OvrC and Control4, to integrate with, and provide features such as control and remote management to, thousands of third-party devices and services. If we do not support the continued integration of our solutions with third-party products and applications, including new and additional products, demand for our solutions could decline and we could lose sales. In addition, companies that provide certain point solutions have eliminated or restricted, and may in the future eliminate or restrict, our ability to integrate with, control, remotely manage, and otherwise be compatible with these products. As a result, we may not be successful in making our solutions compatible with these third-party products and applications or lose functionality in existing systems to the extent that they depend on the ability to integrate with third-party products, which could reduce demand for our solutions. In addition, if prospective consumers require customized features or functions that we do not or cannot offer, then the market for our solutions may be harmed.

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

Our reliance on contract manufacturers to produce many of our products reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. These risks are heightened because a significant portion of our net sales comes from proprietary products. We rely on a limited number of contract manufacturers to manufacture most of our products and components, and in many cases one of these manufacturers is our only source for a particular product or product family. We also do business with a number of component vendors, and the parts they supply may not perform as expected. We also distribute products supplied by other companies. Most of our contract manufacturers and component vendors, and some of our distributed product suppliers, are located outside of the United States and may be subject to political, economic, social, regulatory and legal uncertainties that may harm our relationships with them. In particular, potential political instability and tension in China, Taiwan, and Southeast Asia, where a concentration of our suppliers and manufacturing facilities are located, could expose us to supply disruptions, cost increases, and regulatory changes. If we fail to manage our relationships with our suppliers or logistics partners effectively, or if our suppliers or logistics partners experience delays, disruptions, capacity constraints, shortage of raw materials or components, or quality control problems in their operations, our ability to ship products may be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in our suppliers or logistics partners’ financial or business condition could disrupt our ability to supply quality products to our integrators and distributors. While we aim to maintain redundancy throughout our supply chain, in some cases we rely upon one or a few partners to provide critical services. Such reliance increases our risks of various supply chain disruptions. For example, the majority of our United States shipping is supported by a single logistics partner. If we are required to change or replace suppliers or logistics partners, we may lose net sales, incur increased costs or damage our relationships, or we might be unable to find a new contract manufacturer, component vendor, or supplier of similar distributed products on acceptable terms, or at all. In addition, qualifying a new supplier or logistics provider could be an expensive and lengthy process. If we experience increased demand that our suppliers are unable to fulfill, or if they are unable to provide us with adequate supplies of high-quality products for any reason, we could experience a delay in our order fulfillment, and it may have a material adverse effect on our business, results of operations and financial condition.

Furthermore, we expect our suppliers, service providers and other business partners to comply with all legal requirements relating to health and safety, labor relations, the environment, supply chain ethics and transparency. If any of our suppliers engages in or is perceived to have engaged in legal or ethics violations, we may be unable to continue our relationship with that supplier. If we are required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays and a possible loss of sales, which may have a material adverse effect on our business, results of operations and financial condition. Furthermore, the actions of our suppliers could, in certain instances, result in reputational damage to us.

Even when we effectively manage our suppliers and logistics partners, forces outside of our control may still disrupt our supply chain. Such factors may include catastrophic events, such as the COVID-19 pandemic or semiconductor and chipset factory fires, raw material shortages and price volatility, and sanctions, war or other geopolitical conflict. These types of events may cause global shortages of various raw materials or components, such as semiconductors, necessary to build our products and may disrupt our ability to fulfill demand for our products. For example, the conflict between Russia and Ukraine strains global production of neon and other inputs used in components of our products. Additionally, metal price increases may impact the availability and cost of products containing a high percentage of metal content such as bulk wire, cables, racks, and mounts.

Risks Related to Our Distribution Channels

We rely on our independent integrators to sell our solutions, and if our integrators fail to perform and grow their businesses, our ability to sell and distribute our solutions will be limited, and our results of operations may be harmed.

Most of our net sales are generated through the sales of our solutions by our authorized integrators and other types of integrators, as well as distributors in certain markets. We have approximately 20,000 active integrators authorized to sell our solutions. Our integrators are independent businesses that voluntarily sell both our solutions and the products of other companies to end consumers. We provide our integrators with specific training programs to assist them in selling, installing, supporting, and servicing our solutions. We have observed, and expect to continue to observe, high volatility in the monthly, quarterly and annual sales performance of individual integrators. Although we can make estimated forecasts of cumulative sales of large numbers of integrators, we cannot assure their accuracy collectively or individually. Accordingly, if our actual sales fall short of our expectations, we may not be able to reduce or slow our spending quickly enough to protect margins. In addition, we expect that our net sales, results of operations and cash flows may continue to fluctuate on a quarterly basis. Therefore, period-to-period comparisons of our net sales, results of operations and cash flows should not be relied upon as an indication of future performance.

Our independent integrators may be unsuccessful in marketing, selling, installing and supporting our solutions. If we are unable to provide high-quality products in a timely manner at competitive prices and to develop and maintain effective sales incentive programs for our integrators, we may not be able to incentivize them to sell our solutions. Our integrators may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales, and support of such competitive products. Our integrators may have incentives to promote our competitors’ products to the detriment of our own or may cease selling our solutions altogether. Our agreements with our integrators typically do not specify how much product will be ordered on an ongoing basis and may generally be terminated without penalty for any reason by either party with advance notice. We cannot assure that we will retain agreements with these integrators, or that we will be able to secure additional or replacement integrators.

In addition, while we take certain steps to protect ourselves from liability for the actions of independent integrators, such as including contractual provisions limiting our liability with both end consumers and integrators, end consumers may seek recovery from us for damages caused by integrators in connection with product installations or servicing, or the failure of products to perform properly due to incorrect installations by integrators. In the event of litigation with respect to these matters, we cannot guarantee that our contractual protections will be enforced or that integrators will have the financial wherewithal or maintain insurance to meet their contractual obligations. Furthermore, integrators may initiate claims against us related to any failure or perceived failure to operate our business in accordance with our contracts and the law. Integrators may engage in wrongdoing, including unethical or illegal acts and may use our name and our brand in ways we do not authorize. Any such improper integrator behavior may harm our reputation or expose us to liability for their actions. If our sales partners engage in marketing practices that are not in compliance with local laws and regulations, we may be in breach of such laws and regulations, which may result in regulatory proceedings and potential penalties that could have a material adverse effect on our business. In addition, unauthorized activities in connection with sales efforts by our sales partners, including calling end consumers in violation of applicable regulations and fraudulent misrepresentations, could subject us to governmental investigations and class action lawsuits for, among others, false advertising and deceptive trade practice damage claims, against which we will be required to defend. Such defense efforts would be costly and time-

consuming, and there can be no assurance that such defense efforts would be successful, all of which could have negatively impact our business, results of operations and financial condition.

Moreover, in order to continue our growth and expand our business, it is important that we continue to attract and add new integrators and ensure that most of our existing relationships remain productive. We must also work to expand our network of integrators to ensure we have sufficient geographic coverage and technical expertise to address new markets and technologies. If we are unable to attract, train, and retrain integrators, if we saturate the available integrator pool, or if market or other forces cause the available pool of integrators to decline, it may be increasingly difficult to grow our business. It is important that we enhance our integrator footprint by broadening the expertise of our integrators, providing tools and training that enable our integrators to be more effective, and expanding our line of solutions that our integrators offer. If we are unable to expand our network of independent integrators, or maintain the relationships with our existing integrators, our business could be harmed.

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

Because we distribute a portion of our solutions through highly dispersed brick-and-mortar locations across the United States and Canada, our operations may be materially adversely affected by inconsistent practices, and the operating results of individual branches may vary.

We operate a portion of our product-distribution business through a network of highly dispersed locations throughout the United States and Canada, supported by leadership located in central offices, with local branch management retaining responsibility for day-to-day operations and adherence to applicable local laws. Our operating structure could make it difficult for us to coordinate procedures across our operations in a timely manner or at all. We may have difficulty attracting and retaining qualified local personnel. In addition, our branches may require significant oversight and coordination from headquarters to support their growth. Inconsistent implementation of corporate strategy and policies at the local level could materially and adversely affect our overall profitability, prospects, business, results of operations, financial condition and cash flows. In addition, the operating results of an individual branch may differ from those of another branch for a variety of reasons, including market size, management practices, competitive landscape, regulatory requirements and local economic conditions. As a result, certain of our branches may experience higher or lower levels of growth than other branches.

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

Our global operations require us to import from and export to several countries, which increases the number of jurisdictions’ laws with which we must comply. We are also subject to anti-money-laundering laws such as the USA PATRIOT Act and may be subject to similar laws in other jurisdictions. Our platforms and solutions are subject to various export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, in part because our software contains encryption technologies. Exports of our platforms and solutions must be made in compliance with these laws and regulations. We may also be subject to import/export laws and regulations in other jurisdictions in which we conduct business. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. As a result, our access to technologies needed to improve our platforms and solutions may be impaired and the demand for our platforms and solutions outside of the United States may be limited. Any penalties, costs and restrictions on export or import privileges could harm our results of operations. We maintain policies and procedures reasonably designed to ensure compliance with applicable trade accounting requirements, laws and restrictions, including prohibiting the export, re-export or transfer of technology to companies on the Entity List maintained by the U.S. Department of Commerce’s Bureau of Industry and Security, as well as prohibiting the sale of our products in certain countries. However, due to the size of our global operations, we cannot ensure that our policies and procedures, including related safeguards, will effectively prevent violations, including the unauthorized diversion of products to countries or persons that are the target of Office of Foreign Assets Control sanctions, the export, re-export or transfer of technology to companies on the Entity List, failure to comply with accounting rules related to import and export of products, appropriate import product classifications, or other trade accounting requirements, laws, and restrictions.

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

Furthermore, there is currently significant uncertainty about the future political relationship between the United States and various other countries, including China, the European Union, Canada, Vietnam, Russia and Mexico, with respect to trade policies, treaties, import/export regulations and restrictions and trade embargoes, tariffs and customs duties, and taxes. After Russia invaded Ukraine in February 2022, the United States and other countries imposed sanctions on Russia and we stopped selling products to our distributor in Russia. In 2019, the U.S. administration imposed significant changes to U.S. trade policy with respect to China. Tariffs have subjected certain of our products manufactured overseas to additional import duties of up to 25%. The amount of the import tariff and the number and types of products subject to tariffs, trade embargoes and import/export regulations and restrictions have changed numerous times based on action by the U.S. administration. Furthermore, the U.S. Federal Communications Commission (“FCC”) and Congress have recently enacted restrictions regarding the authorization of new products from certain manufacturers of telecommunications, surveillance and security products. We continue to address the risks related to these imposed and announced tariffs, as well as other regulations and restrictions which have affected, or have the potential to affect, at least some of our imports. To the extent additional regulations or restrictions are imposed on us, or prior authorizations for existing products are revoked for manufacturers that we use, for example the manufacturer of our legacy surveillance solutions or any of our current surveillance manufacturers, and we are unable to shift our production or otherwise reduce the impact before the imposition of any applicable restrictions or regulatory changes, our business, financial condition, cash flows, and results of operations could be adversely affected. Potential future changes to tariff and duty rates, trade embargoes, and import/export regulations and restrictions could similarly adversely affect our business. Potential future changes to tariff and duty rates, trade embargoes, and import/export regulations and restrictions could similarly adversely affect our business.

Our integrators are required to abide by various national, state and local regulatory requirements, including obtaining certifications and licenses in order to install and maintain certain products and technologies. For example, certain lighting products may only be installed by certified electricians. Home security and life safety products and services may require local and state licensure to distribute, install, and monitor, and local building codes may require such products to comply with an increasing and complex breadth of regulatory certifications. Other products, such as certain low-voltage products, may not require certifications or licenses in certain jurisdictions. National, state, or local regulatory requirements may change and require our integrators to obtain additional licenses, permits, and certifications to install our products. Such regulatory changes may make it more difficult and expensive for our integrators to install our products and therefore make it more difficult for us to sell our products.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), we are required to adhere to certain reporting and other requirements regarding the use of certain minerals and derivative metals (referred to as “conflict minerals,” regardless of their actual country of origin) in our products. Some of these metals are commonly used in electronic equipment and devices, including our products. These requirements require that we investigate, disclose and report whether or not any such metals in our products originated from the Democratic Republic of Congo or adjoining countries. In addition, in June 2022, the import restrictions contained in the Uyghur Forced Labor Prevention Act (“UFLPA”) became effective. The UFLPA creates a rebuttable presumption that any goods mined, produced or manufactured, wholly or in part in the Xinjiang Uyghur Autonomous Region (“XUAR”) of China, or produced by a listed entity, were made with forced labor and would therefore not be entitled to entry at any U.S. port. Importers are required to present clear and convincing evidence that such goods are not made with forced labor. While we do not directly source any of our own raw conflict minerals or source any items form the XUAR or from listed parties; we have a complex supply chain, with numerous suppliers for the components and parts used in each of our products. As a result, we incur costs to comply with the diligence and disclosure requirements of the Dodd-Frank Act and the UFPLA. In addition, because our supply chain is so complex, we may not be able to sufficiently verify the origin of all relevant metals or other components and parts used in our products through the due diligence procedures that we implement. We may incur reputational damage if we determine that any of our products contain parts made with forced labor or minerals or derivative metals that are not conflict-free or if we are unable to sufficiently verify the source for all components and conflict minerals used in our products through the procedures we may implement. Furthermore, key components and parts that can be shown to be “conflict-free” and not sourced from XUAR or listed parties may not be available to us in sufficient quantity, or at all, or may only be available at significantly higher cost to us. If we are not able to meet customer requirements, end consumers may choose to disqualify us as a supplier. Any of these outcomes may have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Cybersecurity and Privacy

Failure to maintain the security of our information and technology networks, including information relating to our integrators, distributors, vendors, partners, end consumers and employees, could adversely affect our business. In addition, if security breaches in connection with the delivery of our products and services allow unauthorized third parties to obtain control of or otherwise access end consumers’ networks or appliances, our reputation, business, results of operations and financial condition could be harmed.

The legal, regulatory and contractual environment surrounding information security, privacy and internet fraud is constantly evolving and companies that collect and retain information are under increasing attack by cyber criminals around the world. We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information and, in the normal course of our business, we collect and retain certain information, including financial information and personally identifiable information, from and pertaining to our integrators, distributors, partners, end consumers and employees. The protection of integrator, distributor, vendor, partner, end consumer and employee data is important to us, and we devote significant resources to addressing security vulnerabilities in our products and information technology systems, and regularly engage with security experts to conduct penetration testing to help us uncover vulnerabilities in our systems. However, the policies and security measures that we put in place could prove to be inadequate and cannot guarantee our systems will be secure, and our information technology infrastructure may be vulnerable to cyberattacks, data security incidents or other vulnerabilities. Cyberattacks are increasingly sophisticated, constantly evolving, and often go undetected until after an attack has been launched. We may fail to identify such new and complex methods of attack or fail to invest sufficient resources in security measures. Moreover, as a result of the conflict in Russia and the sanctions imposed by the U.S. and its allies, Russia may decide to direct cyber attacks at private industry including us or our suppliers. We have previously experienced non-material cyber attacks, and will certainly continue to experience cyber attacks in the future, and we cannot be certain that advances in our cybersecurity capabilities or other developments will prevent compromises or breaches of the networks that access our products and services and the repositories where we store our data.

Further, we have acquired companies over the years and may continue to do so in the future. While we make significant efforts to address any information technology security issues with respect to our acquisitions, we may still inherit such risks when we integrate acquired products and systems.

In addition, end consumers can use our tools for authorized, remote access to their systems, and certain of our employees and independent integrators can be provided authorized access to monitor and update certain of our products and services remotely. Security breaches by third parties or by, or originating from, one or more of our integrators or employees, that allow unauthorized access to or control over our end consumers’ appliances or data through our products could harm our reputation, business, results of operations and financial condition.

It is difficult to determine what harm may result from any specific interruption or security breach. Any failure or perceived failure to maintain performance, reliability, security and availability of systems or the actual or potential theft, loss, unauthorized use of our products or associated confidential information, including personally identifiable data of an integrator, distributor, partner, end consumer and employee, could result in:

•Harm to our reputation or brand, which could lead some end consumers to stop using certain of our products or services, reduce or delay future purchases of our products or services, use competing products or services, or materially and adversely affect the overall market perception of the security and reliability of our services and home automation products generally;
•Individual and/or class action lawsuits, which could result in financial settlements or judgments against us and that would cause us to incur legal fees and costs;
•Legal or regulatory enforcement action, which could result in fines and/or penalties and which would cause us to incur legal fees and costs; and/or
•Additional costs associated with responding to the interruption or security breach, such as investigative and remediation costs, the costs of providing individuals and/or data owners with notice of the breach, legal fees, the costs of any additional fraud-detection activities, or the costs of prolonged system disruptions or shutdowns.

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

Our products and services rely heavily on the collection, processing and use of information, including personal information. Because we store, process and use certain types of data, we are subject to complex and evolving federal, state and foreign laws and regulations regarding privacy and data protection. Both in the United States and abroad, these laws and regulations are constantly evolving. In the United States, in addition to certain regulations at the federal level, each state has its own statutory approach to privacy regulation. The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Continually implementing up-to-date data security tools and procedures and maintaining privacy standards that comply with ever-changing privacy regulations in multiple jurisdictions is challenging. If we are found to have breached any consumer protection laws or regulations in any such market, we may be subject to enforcement actions that require us to change our business practices in a manner which may negatively impact our net sales, as well as expose ourselves to litigation, investigation, fines, civil and/or criminal penalties and adverse publicity that could cause our end consumers to lose trust in us, negatively impacting our reputation and business in a manner that harms our financial position.

In recent years, there has been an increase in attention to and regulation of data protection and data privacy across the globe, including the Federal Trade Commission’s (“FTC”) increasingly active approach to enforcing data privacy in the United States, as well as the enactment of the various international privacy regulations such as the European Union’s General Data Protection Regulation (“GDPR”), the United Kingdom’s transposition of GDPR into its domestic laws following its withdrawal from the European Union, and China’s Personal Information Protection Law. In addition, many states have enacted, or are considering enacting, state-specific privacy regulations such as the California Consumer Privacy Act (“CCPA”) and the expanded California Privacy Rights Act (“CPRA”). In Europe, the GDPR introduced stringent requirements (which will continue to be interpreted through guidance and decisions over the coming years), including how data may be transferred outside of the European Economic Area (“EEA”). Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. For example, in July 2020, the European Court of Justice struck down a permitted personal data transfer mechanism between the EEA and the United States, invalidating the use of the EU-U.S. Privacy Shield Framework and amended requirements with respect to another main transfer mechanism, the standard contractual clauses (“SCCs”). While SCCs remain a valid mechanism to transfer data from the EEA to the United States, and the EU in 2021 issued modernized standard contractual clauses and required entities subject to GDPR to adopt revised SCCs to remain compliant with GDPR, uncertainty remains as to what, if any, additional steps may be required to remain in compliant with the GDPR. Further, following the United Kingdom’s withdrawal from the European Union, companies may be subject to both GDPR and the United Kingdom GDPR (“U.K. GDPR”), which, together with the amended U.K. Data Protection Act 2018, retains the GDPR in U.K. national law. While the U.K. has issued SCCs to govern the transfer of personal data outside the U.K., there remains uncertainty as to how United Kingdom data protection laws and regulations will develop, and how data transfers to and from the United Kingdom will be regulated in the long term. These changes may lead to additional costs and increase our overall risk exposure. Penalties for non-compliance with either or both of the GDPR or the U.K. GDPR are potentially significant, and could harm our financial position.

In the United States, CCPA requires that companies that process personal information of California residents make certain disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties, and provides a new private cause of action for certain specified data breaches as well as for civil penalties for violations, with enforcement actions coming from the California Attorney General. Further, the CPRA amending and expanding the CCPA, went effect on January 1, 2023. The CPRA further strengthens privacy laws in California and create a new privacy regulatory agency in the state, which could result in greater numbers of enforcement actions and fines. Additionally, other states, including Colorado, Virginia and Utah, have also enacted comprehensive consumer privacy laws that differ from CCPA and CPRA becoming effective across 2022 and 2023. Moreover, the FTC and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. Each of these privacy, security and data protection laws and regulations could impose significant limitations, require changes to our business, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct.

We publicly post our privacy policies and practices concerning our processing, use and disclosure of personal information. Our privacy policy and other statements we publish provide promises and assurances about privacy and security that could subject us to potential regulatory action or other liabilities if: (a) such statements are found to be deceptive or misrepresentative of our practices, (b) we fail to take adequate measures to ensure that we adhere to applicable regulations, or (c) our third-party data processors fail to adequately protect personal information that they process on our behalf. While we select our third-party data processors carefully, we do not control their actions. Any problems experienced by these third parties, including those resulting from breakdowns or other disruptions in the services provided by such parties or cyber attacks and security breaches, could adversely affect our ability to service or otherwise conduct our business.

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

We also rely on our trademarks, trade names, and brand names to distinguish our solutions from the products of our competitors and have registered or applied to register many of these trademarks in the United States and certain countries outside the United States. As we rely in part on brand names and trademark protection to enforce our intellectual property rights, efforts by third parties to limit use of our brand names or trademarks and barriers to the registration of brand names and trademarks in various countries may restrict our ability to promote and maintain a cohesive brand throughout our key markets. There can also be no assurance that pending or future U.S. or foreign trademark applications will be approved in a timely manner or at all, or that such registrations will effectively protect our brand names and trademarks. In addition, we have not registered all of our trademarks in all jurisdictions. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks, or use our trademarks without permission and cause brand confusion in various markets. In the event that our trademarks are successfully challenged, or we are not able to successfully enjoin others from using our trademarks, we could be forced to rebrand, which could result in loss of brand recognition and would require us to devote resources to advertising and marketing new brands.

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

Assertions by third parties that we are infringing their intellectual property could, regardless of merit, subject us to costly and time-consuming litigation and could further lead to expensive licenses or significant liabilities in the event of an adverse judgment.

The industry in which we compete is characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets, and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. There may be third-party intellectual property rights, including issued or pending patents, that cover significant aspects of our technologies or business methods. As we face increasing competition and our public profile increases, the possibility of intellectual property rights claims against us may also increase. We have been subject to intellectual property litigation in the past and we may be subject to similar litigation in the future. Given that some of our core product lines are, or integrate with, network-aware products, the risk that our solutions may be subject to these allegations may be exacerbated because of the litigious environment for connectivity technologies. Further, we may face exposure to third-party intellectual property infringement, misappropriation, or violation actions if we engage software engineers or other personnel who were previously engaged by competitors or other third parties and those personnel inadvertently or deliberately incorporate proprietary technology of third parties into our products. A loss of key personnel or their work product in connection with such actions could hamper or prevent our ability to develop, market, and support potential products or enhancements, which could harm our business. Any intellectual property claims, with or without merit, could be very time-consuming and expensive to settle or litigate.

We might not prevail in any current or future intellectual property infringement litigation given the complex legal and technical issues and inherent uncertainties in such litigation. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays or require us to enter into royalty or licensing agreements. In addition, we currently have a limited portfolio of issued patents compared to some of our competitors, and therefore may not be able to effectively utilize our intellectual property portfolio to assert defenses or counterclaims, or negotiate cross-licenses in response to patent-infringement claims or litigation brought against us by third parties. Further, litigation may involve patent-holding companies or other adverse patent owners who have no relevant products or revenues and against which our potential patents provide no deterrence, and many other potential litigants have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. If our solutions exceed the scope of in-bound licenses or violate any third-party proprietary rights, we could be required to withdraw those solutions from the market, re-develop those solutions or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our solutions, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and results of operations. If we were compelled to withdraw any of our solutions from the market, it may have a material adverse effect on our business, results of operations and financial condition. In the past, we have entered into settlement agreements relating to contractual claims and alleged patent infringements, which have included future royalty payments on certain products, the payment of a lump sum amount for alleged past damages and or the payment of a fixed amount in exchange for a covenant not to sue and may be required to do so again in the future.

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

We rely on third-party licensed technology, which we have incorporated into our products. Some of our agreements with our licensors may be terminated by them for convenience, or otherwise provide for a limited term license. In addition, we may need to seek additional licenses for existing or new products, which may not be available on acceptable terms, or at all. The inability to obtain certain licenses or other rights, or to obtain those licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in our inability to include certain features in our products or delays in product releases, force us to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner or at all, and require us to use alternative technology of lower quality or performance standards. Any of the foregoing would disrupt the distribution and sale of our products and harm our business, results of operations and financial condition.

Any errors or defects in third-party software could also result in errors or a failure of products. Moreover, the inclusion in our products of intellectual property licensed from third parties on a nonexclusive basis could limit our ability to protect our proprietary rights in our products. We cannot be certain that our licensors do not or will not infringe on the intellectual property rights of third parties or that our licensors have or will have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our products, or that our remedies against our third-party software licensors in the event of such infringement will be sufficient.

Risks Related to Our International Operations

We are subject to a number of risks associated with international sales and operations.

International net sales accounted for 13.5% of our total net sales for fiscal year 2022, and that percentage may grow in the future. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining international integrators, distributors, and international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in productivity in foreign markets.

If we are not able to increase the sales of our solutions to consumers located outside of the United States, our results of operations or net sales growth may be harmed. In addition, in connection with our expansion into foreign markets, we are a receiver of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect our net sales as expressed in U.S. dollars. There is also a risk when we adjust local currency product pricing due to volatility or changes in foreign currency exchange rates that demand for our products will decrease and our ability to compete for customers in these geographies will be harmed.

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
•Changes in foreign regulatory requirements;
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
•The burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to import/export, privacy, the transfer of personal information across borders, data security, labor and limitations on liability;
•Increased financial accounting and reporting burdens and complexities;
•Political, social and economic instability abroad, war, terrorist attacks and security concerns in general, including crime and cyber security; and
•Reduced or varied protection for intellectual property rights in some countries.

The impact of any one of these could harm our international business and, consequently, our results of operations generally. Moreover, operating in international markets also requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing, acquiring or integrating operations and personnel in other countries will produce desired levels of net sales or profitability, and if we decided to open new international markets or change our go-to-markets structures, we will incur additional expenses with no guarantee that the investment will be profitable.

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

Our global operations expose us to the risk of violating, or being accused of violating, anti-corruption laws and regulations. Our business requires us to import from and export to several countries, which exposes us to corruption risks, and we rely heavily on intermediaries to support our sales and marketing operations, including integrators and distributors, and we could potentially face liability if these intermediaries engage in misconduct related to our business. We also operate in areas of the world that have elevated corruption risks and, in certain circumstances, compliance with anti-corruption laws may conflict with local customs and practices. Although our policies and procedures prohibit bribery and we periodically train our employees and agents about these anti-corruption laws, we cannot assure compliance by our personnel or intermediaries with such anti-corruption laws. Our employees or other agents may engage in prohibited conduct and render us responsible under the FCPA, the U.K. Bribery Act or similar anti-corruption laws. If we are found to be in violation of the FCPA, the U.K. Bribery Act or other anti-corruption laws, this may expose us to reputational harm, investigation costs, or significant sanctions, including disgorgement of profits, injunctions and suspension or debarment from government contracts, criminal or civil penalties or other sanctions, which could harm our business.

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

On December 8, 2021, we entered into a new credit agreement (the “Credit Agreement”) with various financial institutions consisting of a $465.0 million senior secured term loan (the “Term Loan”) maturing in seven years and a $100.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) maturing in five years. As of December 8, 2021, the day we refinanced our prior credit agreement (the “Old Credit Agreement”) with proceeds of the Credit Agreement, our total term loan borrowings under our Credit Agreement was $465.0 million. On October 2, 2022 we entered into an Incremental Agreement (the “Incremental Agreement”) which amended the Credit Agreement to obtain incremental term loans in an aggregate principal amount of $55.0 million (the “Incremental Term Loans”). The Incremental Term Loans mature on the third anniversary of the funding date of the Incremental Term Loans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for discussion included in Item 7 of this Form 10-K. In addition, subject to restrictions in the agreements governing our credit facilities, we may incur additional debt.

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

Furthermore, all of our debt under our Credit Agreement bears interest at variable rates. As these rates increase as they did in 2022, our debt service obligations increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, correspondingly decrease. If interest rates continue to increase, we will see a corresponding increase in these obligations. Accordingly, our ability to borrow additional funds may be reduced and risks related to our substantial indebtedness would intensify. Each quarter-point increase in the variable interest rates would increase interest expense on our current variable rate debt by approximately $1.3 million during 2022.

In July 2017, the Financial Conduct Authority (the authority that regulates the London Interbank Offer Rate (“LIBOR”) announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after December 31, 2021. The Alternative Reference Rates Committee (the “ARRC”) has proposed the Secured Overnight Financing Rate (“SOFR”) as the alternative rate for use in derivatives and other financial contracts currently being indexed to LIBOR. SOFR is a daily index of the interest rate banks and hedge funds pay to borrow money overnight, secured by U.S. Treasury securities. As per the terms of our Credit Agreement, we are in the process of transitioning to SOFR as the new interest rate index that we will use for our Credit Agreement. We also anticipate that we may use SOFR as the interest rate index in future agreements. SOFR differs fundamentally from LIBOR. For example, SOFR is a secured overnight rate, while LIBOR is an unsecured rate that represents interbank funding over different maturities. In addition, because SOFR is a transaction-based rate, it is backward-looking, whereas LIBOR is forward-looking. Because of these and other differences, there can be no assurance that SOFR will perform in the same way as LIBOR would have done at any time, and there is no guarantee that it is a comparable substitute for LIBOR.

We and our subsidiaries may be able to incur substantial additional debt in the future. Although our Credit Agreement contains restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions, and the debt incurred in compliance with these restrictions could be substantial. Additionally, we may successfully obtain waivers of these restrictions. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our Credit Agreement. If we incur additional debt above the levels currently in effect, the risks associated with our leverage, including those described above, would increase.

Servicing our debt requires a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations.

Our business may not generate sufficient cash flow from operating activities to service our debt obligations. Our ability to make payments on and to refinance our debt and to fund planned capital expenditures depends on our ability to generate cash in the future. To some extent, this is subject to general and regional economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Like other companies, the pandemic and geopolitical unrest have caused us to experience longer supply chain lead times for certain products and materials. We have implemented strategies to mitigate these longer lead times for many of our products and materials, but there is no guarantee that we will continue to be successful in our mitigation strategies and longer lead times could have a material impact on our liquidity and ability to service our debt.

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

In addition, the covenants in our Credit Agreement require us to maintain a specified first lien secured net leverage ratio when a certain percentage of our Revolving Credit Facility commitments are borrowed and outstanding as of the end of each fiscal quarter. The Revolving Credit Facility under our Credit Agreement is subject to a first lien secured net leverage ratio of 7.50 to 1:00, tested quarterly, if, and only if, the aggregate principal amount from the revolving facility, letters of credit (to the extent not cash collateralized or backstopped or, in the aggregate, not in excess of the greater of $10.0 million and the stated face amount of letters of credit outstanding on the initial closing date of the Credit Agreement) and swingline loans outstanding and/or issued, as applicable, exceed 35% of the total amount of the Revolving Credit Facility commitments on such date. In certain circumstances, our ability to meet this financial covenant may be affected by events beyond our control.

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

Our credit ratings are important to our cost and availability of capital. The major rating agencies routinely evaluate our credit profile and assign credit ratings to us. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. The addition of further leverage to our capital structure could result in a downgrade to our credit ratings in the future. As such, failure to maintain our current credit rating could adversely affect our cost of funding and our liquidity by limiting the access to capital markets or the availability of funding potential lenders. In addition, we purchase material and services from some suppliers on extended terms based on our overall credit rating. Negative changes in our credit rating may impact our suppliers’ willingness to extend terms and increase the cash requirements of the business.

Risks Related to Our Financial Statements

We may be subject to additional tax liabilities, which could materially adversely affect our financial condition, results of operations or cash flows.

We are subject to income, sales, use, value added, franchise, tariffs, and other taxes in the United States and other countries in which we conduct business, which laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect sales, use, value added, tariffs or other taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Significant judgment is required in determining our worldwide provision for income taxes and evaluating our uncertain tax positions. These determinations are highly complex and require detailed analysis of the available information and applicable statutes and regulatory materials. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be different from our historical tax practices, provisions and accruals. If we receive an adverse ruling as a result of an audit, or we unilaterally determine that we have misinterpreted provisions of the tax regulations to which we are subject, our tax provision, results of operations or cash flows could be harmed. In addition, liabilities associated with taxes are often subject to an extended or indefinite statute of limitations period. Therefore, we may be subject to additional tax liability (including penalties and interest) for any particular year for extended periods of time depending on the specific statute of limitations in the relevant jurisdiction.

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

As of December 30, 2022, we had $592.2 million of goodwill and $554.4 million of unamortized identifiable intangible assets recorded on our balance sheet. Goodwill and identifiable indefinite lived intangible assets are tested on the first day of the fourth quarter of each year. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the solutions we offer, challenges to the validity of certain registered intellectual property, reduced sales of certain products or services incorporating registered intellectual property, increased attrition and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. An impairment of all or a part of our goodwill or other identifiable intangible assets may have a material adverse effect on our business, financial condition, and results of operations. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in Item 7 and Note 7 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion of our goodwill and other intangible assets.

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

Our business operates in competitive markets characterized by changing consumer preferences and rapid technological innovation. We have made and expect to continue to make significant investments in research and development and related product opportunities. For fiscal year 2022, we invested $67.6 million in research and development activities. High levels of investment for research and development could harm our results of operations, especially if not offset by corresponding future net sales increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will generate significant net sales as a result of these investments which could adversely impact our operating results as well as our reputation.

We may be required to make payments under our contingent value rights agreement with certain former holders.

Subject to the terms and conditions of the Agreement and Plan of Merger dated June 19, 2017 (the “Merger Agreement”) by and among us, former holders of the Company (the “Former Holders”) and the other parties thereto, the Former Holders received non-transferable contingent value rights (“CVRs”), which collectively entitle the Former Holders to receive from us, in certain circumstances, aggregate payments of up to $25 million. Each CVR gives a Former Holder the ability to earn cash payments based on the return of certain investment funds of H&F’s original investment achieving stated thresholds in relation to the proceeds received from disposition of H&F’s initial ownership units. The CVRs were issued at two thresholds. The first CVR is payable to the Former Holders when H&F’s return on investment grows to between 2.25 and 2.5 times H&F’s original investment. The second CVR is payable to the Former Holders when H&F’s return on investment grows to between 2.5 and 2.67 times H&F’s original investment. To the extent we are required to make a payment to the Former Holders under the Merger Agreement, our liquidity may be adversely affected. For additional information on our obligations under the Merger Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations — Contingent Valuation Rights (“CVRs”)” included in Item 7 of this Form 10-K.

Risks Related to Our Common Stock

We are controlled by Hellman & Friedman, LLC, whose interests may be different from the interests of other holders of our securities.

Hellman & Friedman, LLC (“H&F”) owns a majority stake in the Company. As of December 30, 2022, certain investment funds advised by an affiliate of H&F owned approximately 73% of our total outstanding common stock, and had the ability to nominate members of our board of directors. As a result, H&F is able to control actions to be taken by us, including future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, amendments to our organizational documents and the approval of significant corporate transactions, including mergers, sales of substantially all of our assets, distributions of our assets, the incurrence of indebtedness and any incurrence of liens on our assets.

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

So long as H&F continues to own a significant amount of our outstanding common stock, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions and they will have the ability to nominate individuals to our board of directors pursuant to a stockholders’ agreement entered into by H&F and certain of our directors, officers and other employees, in connection with the IPO. In addition, H&F is able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our Company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our Company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.

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
•Changing economic or overall market conditions;
•Industry developments; and
•Any default on our indebtedness.

These broad market and industry fluctuations may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock are low. Stock prices volatility also affect the impact that we have with the authorized number of shares under our 2021 Equity Incentive Plan; a low stock price could require us to seek registration of additional shares to cover our obligations, which would dilute shares for our investors.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

As we realize the benefit of net operating losses and certain other tax benefits that arose prior to or in connection with our IPO, we are required to pay the TRA Participants and make a cash distribution to certain pre-IPO owners that are not TRA Participants, equal to a significant portion of the benefit, which amounts could be material.

As further described in Note 15 to our Consolidated Financial Statements included in Item 8 of this Form 10-K, we expect to be able to utilize certain net operating losses and certain other tax benefits, as realized, that arose prior to or in connection with our IPO and are therefore attributable to the TRA Participants. These tax benefits will reduce the amount of tax that we would otherwise be required to pay in the future.

We entered into a TRA with the TRA Participants which provides for the payment by us to the TRA Participants of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize, or are deemed to realize (calculated using certain assumptions), as a result of the utilization of such tax benefits subject to the TRA, including tax benefits attributable to payments under the TRA. We made our first payment, including accrued interest, pursuant to the TRA of $10.5 million on February 15, 2023. Future amounts and utilization of the tax benefits subject to the TRA, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the amount, character and timing of our taxable income in the future. In addition, actual tax benefits realized by us may differ from the tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed state and local income tax rate to calculate tax benefits. We expect that the additional payments that we may make under the TRA will continue to be material. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the TRA exceed the actual cash tax savings that we realize in respect of the tax benefits subject to the TRA.

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

We are a holding company with no material direct operations. Our principal assets are the equity interests of Snap One, LLC that we hold indirectly through our subsidiaries. Snap One, LLC, together with its subsidiaries, owns substantially all our operating assets. As a result, we are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations. Our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends or otherwise making funds available to us. If we are unable to obtain funds from our subsidiaries, we may be unable to meet our financial obligations.

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

As of December 30, 2022, shares owned by our directors, officers, executives and our majority stockholder, H&F, representing approximately 76.3% of our total outstanding shares of common stock, are “restricted securities” within the meaning of Rule 144 and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration, such as Rule 144 Registration. If these stockholders exercise their registration rights or sell their stock under an exception to the registration requirements, or are perceived by the market as intending to sell them, the market price of our shares of common stock could drop significantly. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.

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

These provisions provide for, among other things:

•The division of our board of directors into three classes, with directors in each class serving three-year terms and with terms of the directors of only one class expiring in any given year;
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
•Certain limitations on convening special stockholder meetings; and
•That certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may be amended only by the affirmative vote of the holders of at least two-thirds in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class, if H&F and certain of its affiliates beneficially own, in the aggregate, less than 40% in voting power of our stock entitled to vote generally in the election of directors.

These provisions could make it more difficult for a third-party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies or smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earliest to occur of: the last day of the fiscal year in which we have at least $1.235 billion in annual revenue; the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; or December 25, 2026, which is the last day of the fiscal year ending after the fifth anniversary of our IPO. For so long as we remain an emerging growth company, we are permitted by SEC rules and plan to rely on exemptions from certain disclosure requirements that are applicable to other SEC-registered public companies that are not emerging growth companies. These exemptions include not being required to comply with the requirement for an auditor attestation of the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act (“SOX”), not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements (although we have elected to provide three years of audited financial statements in this Annual Report). We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals to or exceeds $700 million as of the prior June 30th. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of SOX and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

As a result of our reduced disclosure obligations, the information we provide stockholders will be different than the information that is available with respect to other public companies and may make it more difficult to compare out disclosures to other public companies. In this Annual Report, we have not included all of the executive compensation-related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less-active trading market for our common stock and our stock price may be more volatile.

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

Our management team identified a material weakness in our internal controls over financial reporting, which, if not remediated appropriately or timely, could result in the loss of investor confidence and could negatively impact on our stock price and financial condition.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of SOX requires that we evaluate and determine the effectiveness of our internal controls over financial reporting. Our internal controls over financial reporting will not prevent or detect all errors and fraud. Because of the inherent limitations in all control systems, no evaluation can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

In connection with the preparation of our consolidated financial statements as of December 25, 2020 and for the fiscal year then ended, we identified a material weakness in our internal controls over financial reporting. We did not design or maintain an effective control environment over certain information technology (“IT”) general controls or information systems and applications that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records relevant to the preparation of our financial statements are identified, tested, authorized and implemented appropriately, and (ii) access controls to ensure access to programs and data is authorized and entitlements and privileges are recertified on a periodic basis to validate that only authorized individuals have access to the Company’s data.

During the assessment of our internal control environment and preparation of our consolidated financial statements as of December 30, 2022 and for the fiscal year then ended, it was concluded that the previously identified material weakness had not been fully remediated and our business process controls, both automated and manual, that are dependent on the affected IT general controls were also deemed ineffective because they could have been adversely impacted.

As further described in Management's Report on Internal Control over Financial Reporting included in Item 9A of this Form 10-K, we have begun implementing a remediation plan to improve our internal control over financial reporting. To address this material weakness, we have hired personnel with public company experience and engaged external advisors to assist with evaluating and documenting the design and operating effectiveness of our internal controls over financial reporting and assisting with the remediation of deficiencies, including implementing new controls and processes. We intend to continue to take steps to remediate the material weakness through additional measures that include further evolving our accounting and business processes related to internal controls over financial reporting, including a plan to continue ongoing system enhancements.

We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to this material weakness in our internal controls over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional weaknesses in our disclosure controls and internal controls over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our annual or interim financial statements.

Our independent registered public accounting firm has not performed an evaluation of our internal controls over financial reporting in accordance with the SEC rules because no such evaluation has been required. Our independent registered public accounting firm is not expected to formally attest to the effectiveness of our internal controls over financial reporting until the Company ceases to be an emerging growth company and a smaller reporting company under applicable rules of the SEC. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal controls over financial reporting is documented, designed, or operating. Any failure to implement and maintain effective internal controls over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal controls over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal controls over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq.

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

Our certificate of incorporation authorizes our board of directors, without the approval of our stockholders, to issue 50 million shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our certificate of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with our common stock, which may reduce its value.

Our stock repurchase program may not have an impact that is fully reflected in the current stock valuation.

Effective May 12, 2022, our board of directors authorized a $25.0 million share repurchase program, and as of December 30, 2022, we had approximately $22.1 million in remaining funds authorized under this program. The stock repurchase program was authorized to potentially offset dilution from equity issuances under our equity incentive plans and because our board of directors believes that, for reasons unrelated to the our performance, the trading price of our common stock from time to time may not be reflective of the true value of the company. The repurchase program expires at the end of 2023, does not obligate us to acquire a specified number of shares and may be modified, suspended or discontinued at any time at our board of directors’ discretion. Stock repurchases may adversely affect the company if the economy turns downward, as it could leave the company limited in its ability to obtain cash necessary for ongoing operations or potential acquisition targets. In addition, any repurchase of stock may have no positive impact on our stock price. Further, as stock may be repurchased, given the volatility of our stock price, we may repurchase stock at prices which, in hindsight, are materially higher than the subsequent price of our stock.

General Risks

Our business, results of operations and financial condition have been adversely affected and could in the future be adversely affected by the COVID-19 pandemic or other similar health crises.

The COVID-19 pandemic negatively impacted the global economy and global supply chains, and created significant disruption of global financial markets. Governments, public institutions and other organizations in many countries have taken certain emergency measures. While many of these restrictions have been lifted, new strains of COVID-19 or other viruses could emerge, causing authorities and businesses to take additional emergency measures to combat the spread of COVID-19 or other viruses, including imposing lockdowns, shelter-in-place orders, quarantines, restrictions on travel and gatherings and the extended shutdown of non-essential businesses that cannot be conducted remotely. The pandemic and responses to the pandemic have and may continue to:

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

The uncertainty and disruption to global markets from pandemics or similar health crises may also negatively impact our growth opportunities whether organically or through acquisitions.

Risks associated with our labor force could have a significant adverse effect on our business.

We had approximately 1,652 full-time employees as of December 30, 2022. Various national, federal and state labor laws govern our relationships with our employees and affect our operating costs. These laws include, but are not limited to, employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, anti-discrimination laws, safety standards, payroll taxes, employment agreements, citizenship requirements and other wage and benefit requirements for employees classified as non-exempt. As our employees may be paid at rates that relate to the applicable minimum wage, further increases in the minimum wage could increase our labor costs. Employees may make claims against us under national, federal, or state laws, which could result in significant costs. Significant additional government regulations could materially affect our business, financial condition and results of operations.

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

A significant natural disaster, such as an earthquake, hurricane, fire or a flood, pandemic, or a significant power outage could harm our business, results of operations and financial condition. Natural disasters could affect our manufacturing vendors’ or logistics providers’ ability to perform services such as manufacturing products or assisting with shipments on a timely basis. In the event our manufacturing vendors’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed or cancelled, adversely affecting product deliveries, net sales and profitability, integrator and customer satisfaction, and our competitive standing. Further, if a natural disaster occurs in a region from which we derive a significant portion of our net sales, such as metropolitan areas in North America, end consumers in those regions may delay or forego purchases of our solutions from integrators, which may harm our results of operations for a particular period. All the aforementioned risks may be exacerbated in the future due to climate change. In addition, acts of terrorism, including cyber terrorism or crime, acts of war, financial crises, trade friction or geopolitical and social turmoil in those parts of the world that serve as markets for our solutions, could cause disruptions in our business or the business of our manufacturers, logistics providers, integrators or the economy as a whole. These uncertainties may cause our end consumers to reduce discretionary spending and make it difficult for us to accurately plan future business activities. Given our typical concentration of sales at the end of each month and quarter, any disruption in the business of our manufacturers, logistics providers, integrators, and end consumers that impacts sales at the end of our quarter could have a greater impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers and integrators prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in, or cancellations of the manufacture, deployment or shipment of our products, it may have a material adverse effect on our business, results of operations and financial condition.

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

In the past we have used our equity securities as part of the consideration for certain acquisitions, and in the future we expect that the consideration we might pay for acquisitions of technologies, assets or businesses could include stock, rights to purchase stock, cash or some combination of the foregoing. If we issue stock or rights to purchase stock in connection with such future acquisitions, net income (loss) per share and then-existing holders of our common stock will experience dilution.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 30, 2022, our principal executive offices are located in Charlotte, North Carolina and Draper, Utah. Additionally, as of December 30, 2022, we had 39 existing local domestic branches across the United States, two Canadian branches and seven distribution centers located in California, Kentucky, North Carolina, Texas, Utah, the United Kingdom and Australia. We lease or sublease all of our corporate offices, distribution centers and local branch spaces. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed.

As of December 30, 2022, our material operating locations were as follows:

Locations	Lease Expiration Dates
Corporate Offices
Draper, Utah (a)	2/28/2023
Charlotte, North Carolina	1/31/2025
Distribution Centers
Salt Lake City, Utah	3/31/2023
Carrollton, Texas	3/31/2025
Charlotte, North Carolina	7/31/2025
Hebron, Kentucky	11/30/2025
San Bernardino, California	7/31/2027

(a)The lease for our Draper, UT facility was not renewed. This corporate office is in the process of moving operations to Lehi, UT. The Lehi, UT facility has an operational commencement date of February 1, 2023, and an expiration date of September 30, 2033.

Item 3. Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of our business. Management believes that we do not have any pending or threatened litigation which, individually or in the aggregate, would have a material adverse effect on our business, results of operations, financial condition or cash flows.

For additional information, see Note 16 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “SNPO” since July 28, 2021. Prior to that time, there was no public market for our common stock.

Stock Performance Graph

This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The following graph shows a comparison for the period from July 28, 2021 through December 30, 2022 of the cumulative total return for (i) our common stock, (ii) the Russell 2000 Index, (iii) the Nasdaq Composite Index, and (iv) Standard & Poor's 500 Index, or S&P 500 Index assuming an initial investment of $100 on July 28, 2021 and reinvestment of all dividends. During 2022, we replaced the S&P 500 Index with the Russell 2000 Index. The Russell 2000 Index is a stock index consisting of 2000 publicly-traded small-cap companies, of which the Company is a member. We believe that including the Russell 2000 Index in place of the S&P 500 Index is appropriate due to our inclusion and because we do not believe that we can reasonably identify a peer group or a published industry or line-of-business index that contains a sufficient number of companies in a similar line of business. The returns in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Comparison of Cumulative Total Return
Snap One Holdings, Russell 2000, S&P 500 Index, and Nasdaq Index
$140
$120
$100
$80
$60
$40
$20
7/28/21
9/24/21
12/31/21
4/1/22
7/1/22
9/30/22
12/30/22
Snap One Holdings Corp.
Russell 2000 Index
S&P 500 Index
Nasdaq Index

Holders of Record

As of March 9, 2023, there were 97 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors.

Unregistered Sale of Equity Securities

On October 24, 2022, in connection with our acquisition of the remaining outstanding equity interests in our majority owned subsidiary, Remote Maintenance Systems LP, doing business as Parasol (“Parasol”), we agreed to issue 106,894 shares of our common stock (the “Parasol Transaction Equity”) to the three founders in full satisfaction of the $1.1 million purchase price for such remaining outstanding interests. Fifty percent of the Parasol Transaction Equity is subject to a contractual lock-up period that will end on the 12-month anniversary of its issuance. Subsequent to this transaction, Parasol was merged into our wholly owned subsidiary, Snap One, LLC, which continues to provide the services formerly provided by Parasol (the Parasol Services).

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

Purchase of Equity Securities

The following table is a summary of our repurchases of common shares during the three months ended December 30, 2022.

	Total Number of Shares Repurchased under Repurchase Program (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs (In thousands)
October 1- November 4	24,196	$10.92	24,196	$22,292
November 5 - December 2	—	$—	—	$22,292
December 3 - December 30	23,067	$7.76	23,067	$22,113
	47,263		47,263

(a)On May 12, 2022, the Board of Directors authorized a $25.0 million share repurchase program. The repurchase program expires at the end of 2023, and does not obligate the Company to acquire a specified number of shares and may be modified, suspended or discontinued at any time at the Board of Directors’ discretion. As of December 30, 2022, we had approximately $22.1 million remaining under the repurchase program. See Note 18 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for further information.

All repurchases were made pursuant to the Company’s repurchase program announced on May 12, 2022, as described in this section above.

Item 6. [Reserved]

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Actual results could differ materially from those discussed in or implied by forward-looking statements due to various factors, including those discussed below and elsewhere in this Annual Report, particularly in the “Risk Factors” or in other sections of this Annual Report.

We operate on a 52-week or 53-week fiscal year ending on the last Friday of December each year. Our fiscal year is divided into four quarters of 13 weeks, each beginning on a Saturday and containing one 5-week period followed by two 4-week periods. When a 53-week fiscal year occurs, we report the additional week in the fourth fiscal quarter. References to fiscal year 2020 are to our 52-week fiscal year ended December 25, 2020 and references to fiscal year 2021 are to our 53-week fiscal year ended December 31, 2021. References to fiscal year 2022 are to our 52-week fiscal year ended December 30, 2022.

Overview

Snap One powers smart living by enabling professional integrators to deliver seamless experiences in the connected homes and businesses where people live, work and play. We offer an end-to-end product ecosystem delivered through our powerful distribution network and further bolstered by our value-added services and workflow solutions. We serve a loyal and growing network of professional do-it-for-me (“DIFM”) integrator customers. We distribute and provide integrators with a leading, comprehensive, proprietary and third-party suite of connected, infrastructure, entertainment, and software solutions to deliver exceptional smart living experiences to the end consumer. Our product and service offerings encompass all the elements required by integrators to build integrated smart living systems that are easy to install and simple to manage. Our differentiated technology and software-enabled workflow tools are designed to support the integrator throughout the project lifecycle, enhancing their operations and helping them to profitably grow their businesses.

We are vertically integrated with the majority of our net sales coming from our proprietary branded, internally developed products to DIFM integrators in home technology, security and commercial end markets. Our comprehensive suite of solutions allows integrators to find everything they need in one place and to deliver high-quality, reliable and configurable systems to end consumers. We also have two subscription-based services that we monetize with end consumers. Parasol is enabled by our OvrC software and is a subscription-based service that gives homeowners and small businesses access to a continuous remote support service to troubleshoot devices on their network. 4Sight, our remote system management software for end consumers, is enabled by our Control4 software and is a subscription sold to homeowners and small businesses. As we expand our penetration of connected homes and businesses domestically, we expect to continue to invest in the expansion of existing and development of new subscription-based services. We believe our leadership position and expanding presence in the home and business will allow us to develop new high margin, recurring software driven services that enhance our product suite and bolster our underlying software. We expect to continue to develop technologies to make integrators more effective and efficient, which is critical to delivering the best solutions for our integrators and end consumers.

Key Factors Affecting Our Performance

Our historical financial performance has been primarily driven by the following factors, which we also expect to be the primary drivers of our financial performance in the future.

Wallet Share Growth Drives Increased Average Spend per Integrator. Increasing wallet share with integrators depends in part on our ability to continue expanding our omni-channel coverage, extending our product suite, bolstering our support services, and creating deeper integration across our products to make it compelling for integrators to use Snap One as their one-stop shop. Average wallet share with our integrators varies across DIFM markets, with particular strength in home technology and demonstrated success in commercial and security. We believe we can increase our share of wallet with existing integrators through the adoption of our ecosystems, new product innovation, and our compelling loyalty program.

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

Omni-Channel Strategy Expansion. Our business model is built around an e-commerce centric, omni-channel go-to-market strategy. We provide a comprehensive e-commerce portal, which allows integrators to easily research products, design projects, receive training and certifications, order products, and solicit ongoing support. Our e-commerce portal is complemented by a growing network of 39 local domestic branches, two Canadian branches and seven distribution centers as of December 30, 2022. The local branch presence is an important part of our strategy as it allows us to better serve integrators locally by providing same-day product availability when necessary, creating a site for relationship building with our support team and for training and product demonstration sessions. We believe integrators value the relationships and support we can deliver at the local level, and this further increases their loyalty to our business across channels.

Strategic Acquisitions. In addition to our organic growth, we continue to grow our business through strategic acquisitions such as our acquisitions of Access Networks, Staub Electronics, Clare and Parasol to better serve existing and new integrators, broaden our product categories, and extend the geographic reach of our omni-channel capabilities. We will continue to pursue disciplined, accretive acquisitions that enhance our products, software and workflow solutions and expand into adjacent markets that allow us to serve our integrator base.

COVID-19 and Other Macroeconomic Factors

Throughout the COVID-19 pandemic, we supported professional integrators with their challenges, including staff considerations and the dynamic of practicing social distancing with their customers, to allow them to continue to provide their customers the infrastructure and connectivity needed to create personalized experiences for individuals and families spending more time at home.

Following initial demand declines for our products and services in March and April 2020, sales recovered in 2021 as professional integrators’ services became increasingly important for homeowners working and seeking entertainment from home. This resulted in accelerated growth in our business and reinforced that we provide a mission-critical function to our integrators. Global supply chain constraints, in the wake of the COVID-19 pandemic, resulted in component sourcing and shipping and logistics challenges resulting in cost inflation, consistent with its effect across many industries. When combined with the demand for our products, these supply chain impacts resulted in delayed product availability in some cases. Although many supply chain issues have stabilized, we expect these impacts, including potential delayed product availability, may continue for as long as the global supply chain is experiencing these challenges. We continue to invest in supply chain initiatives to meet integrator demand and manage cost inflation, and consider the lingering effects of COVID-19 and the current macroeconomic environment when developing our estimates and assumptions. Actual results and outcomes may differ from our estimates and assumptions.

In February 2022, Russian military forces launched a military action in Ukraine and continued conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military action is highly unpredictable, this conflict has caused some global supply chain disruption, and could lead to significant additional market and other disruptions, including volatility in commodity prices and supply of energy resources, instability in financial markets, political and social instability, changes in government agency budgets and funding preferences as well as increases in cyberattacks and cyber and corporate espionage. To date we have not experienced any material interruptions in our infrastructure, supplies, technology systems or networks needed to support our operations. We are actively monitoring the situation and potential impacts on the Company.

For additional information of risks related to these and other macroeconomic factors, refer to “Risk Factors” included in Item 1A of this Form 10-K.

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

Domestic Integrator Net Sales, Transacting Domestic Integrators, Spend per Transacting Domestic Integrator

We define Domestic Integrator Net Sales as sales in the fiscal year period from professional DIFM integrator customers who transact with Snap One in the United States through a traditional integrator channel, excluding the impact of recently acquired businesses. Domestic Integrator Net Sales is presented as a component of our revenue disaggregation.

We define Transacting Domestic Integrators as a unique integrator business that transacted with Snap One domestically in a fiscal year period.

We calculate Spend per Transacting Domestic Integrator as Domestic Integrator Net Sales divided by Transacting Domestic Integrators.

We believe these metrics are useful measures for evaluating our performance on a fiscal year basis by providing insight into the expansion of our integrator network and our ability to further capture wallet share.

The following table presents a reconciliation of Domestic Integrator Net Sales, Transacting Domestic Integrators, and Spend per Transacting Domestic Integrator for the periods presented:

	For the Years Ended
	December 30, 2022	December 31, 2021	December 25, 2020
	($ in thousands)
Domestic integrator(a) net sales	$913,832	$829,845	$684,980
Divided by:
Transacting domestic integrators (in thousands)	20.1	20.0	17.9
Spend per domestic integrator	$45.5	$41.5	$38.3

Year over year growth %
Transacting domestic integrators	0.5%	11.7%
Spend per domestic integrator	9.6%	8.4%

(a)Domestic integrator is defined as professional DIFM integrator customers who transact with Snap One through a traditional integrator channel in the United States, excluding the impact of recently acquired businesses domestically, specifically Access Networks.

Adjusted EBITDA and Adjusted Net Income

We define Adjusted EBITDA as net loss, plus interest expense, income tax benefit, depreciation and amortization, other expense (income), net, further adjusted to exclude equity-based compensation, acquisition-related and integration-related costs, IPO costs and certain other non-recurring, non-core, infrequent or unusual charges as set forth in the reconciliation in this section below.

We define Adjusted Net Income as net loss, plus amortization, further adjusted to exclude equity-based compensation, acquisition-related and integration-related costs, IPO costs, expense related to the interest rate cap and certain non-recurring, non-core, infrequent or unusual charges, including the estimated tax impacts of these adjustments, as set forth in the reconciliation in this section below.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	For the Years Ended
	December 30, 2022	December 31, 2021	December 25, 2020
	(in thousands)
Net loss	$(8,675)	$(36,457)	$(25,228)
Interest expense	35,839	33,162	45,529
Income tax benefit	(1,459)	(6,642)	(4,351)
Depreciation and amortization	59,582	56,581	57,972
Other expense (income), net	1,541	(878)	(1,827)
Loss on extinguishment of debt	—	12,072	—
Equity-based compensation	23,291	21,522	4,284
Acquisition and integration related costs(a)	1,317	407	5,341
Compensation expense for payouts in lieu of TRA participation(b)	1,116	10,925	—
IT system transition costs(c)	552	—	—
Deferred revenue purchase accounting adjustment(d)	164	540	1,012
Fair value adjustment to contingent value rights(e)	(7,200)	4,900	800
Fair value adjustment to contingent consideration(f)	(1,750)	—	—
Deferred acquisition payments(g)	1,085	6,532	9,649
Loss on notes receivable(h)	5,872	—	—
Initial public offering costs(i)	—	4,755	542
Other professional services costs(j)	2,116	—	—
Other(k)	677	3,337	735
Adjusted EBITDA	$114,068	$110,756	$94,458

The following table presents a reconciliation of net loss to Adjusted Net Income for the periods presented:

	For the Years Ended
	December 30, 2022	December 31, 2021	December 25, 2020
	(in thousands)
Net loss	$(8,675)	$(36,457)	$(25,228)
Amortization	50,229	48,553	47,491
Equity-based compensation	23,291	21,522	4,284
Foreign currency loss (gains)	88	131	(172)
Interest rate cap expense	2,563	—	5
Loss on extinguishment of debt	—	12,072	—
Gain on sale of business	—	—	(979)
Acquisition and integration related costs(a)	1,317	407	5,341
Compensation expense for payouts in lieu of TRA participation(b)	1,116	10,925	—
IT system transition costs(c)	552	—	—
Deferred revenue purchase accounting adjustment(d)	164	540	1,012
Fair value adjustment to contingent value rights(e)	(7,200)	4,900	800
Fair value adjustment to contingent consideration(f)	(1,750)	—	—
Deferred acquisition payments(g)	1,085	6,532	9,649
Loss on notes receivable(h)	5,872	—	—
Initial public offering costs(i)	—	4,755	542
Other professional services costs(j)	2,116	—	—
Other(k)	858	3,172	755
Income tax effect of adjustments(l)	(19,058)	(23,489)	(15,189)
Adjusted Net Income	$52,568	$53,563	$28,311
(a)Represents costs directly associated with acquisitions and acquisition-related integration activities. These costs also include certain restructuring costs (e.g., severance) and other third-party transaction advisory fees associated with planned and completed acquisitions.

(b)Represents non-recurring expense related to payments to certain pre-IPO owners in lieu of their participation in the TRA. Management does not believe such costs are indicative of our ongoing operations as they are one-time awards specific to the establishment of the TRA.

(c)Represents costs associated with the implementation of enterprise resource planning systems, customer resource management systems, and business intelligence systems as part of our initiative to modernize our IT infrastructure.

(d)Represents an adjustment related to the fair value of deferred revenue related to the Control4 acquisition.

(e)Represents noncash gains and losses recorded from fair value adjustments related to contingent value right (“CVR”) liabilities. Fair value adjustments related to CVR liabilities represent potential obligations to the prior sellers in conjunction with the acquisition of the Company by investment funds managed by Hellman & Friedman, LLC (“H&F”) in August 2017.

(f)Represents noncash adjustment to the fair value of contingent consideration related to the ANLA, LLC (“Access Networks”) acquisition.

(g)Represents expenses incurred related to deferred payments to employees associated with historical acquisitions. The deferred payments are cash retention awards for key personnel from the acquired companies and are expected to be paid to employees through 2023. Management does not believe such costs are indicative of our ongoing operations as they are one-time awards specific to acquisitions and are incremental to our typical compensation costs incurred and we do not expect such costs to be reflective of future increases in base compensation expense.

(h)Represents loss on notes receivable related to the Company’s unsecured loan to Clare.

(i)Represents expenses related to professional fees in connection with preparation for our IPO.

(j)Represents professional service fees associated with the preparation for Sarbanes-Oxley Act (“SOX”) compliance, the implementation of new accounting standards and accounting for non-recurring transactions.

(k)Represents non-recurring expenses related to consulting, restructuring, and other expenses which management believes are not representative of our operating performance.
(l)Represents the tax impacts with respect to each adjustment noted above after taking into account the impact of permanent differences using the statutory tax rate related to the applicable federal and foreign jurisdictions and the blended state tax rate.

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

The following table presents the calculation of Contribution Margin:

	For the Years Ended
	December 30, 2022	December 31, 2021	December 25, 2020
	($ in thousands)
Net sales	$1,123,811	$1,008,013	$814,113
Cost of sales, exclusive of depreciation and amortization(a)	682,638	599,923	474,778
Net sales less cost of sales, exclusive of depreciation and amortization	$441,173	$408,090	$339,335
Contribution Margin	39.3%	40.5%	41.7%

(a)Cost of sales for fiscal years 2022, 2021 and 2020, excludes depreciation and amortization of $59,582, $56,581 and $57,972, respectively.

Free Cash Flow

We define Free Cash Flow as net cash (used in) provided by operating activities less capital expenditures, which consist of purchases of property and equipment as well as purchases of information technology, software development and leasehold improvements. Free Cash Flow is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for financial information prepared in accordance with GAAP. In addition, Free Cash Flow may not be comparable to similarly titled metrics of other companies due to differences among methods of calculation. Free Cash Flow provides useful information to investors and others in understanding and evaluating our ability to generate additional cash from our business in the same manner as our management and board of directors. Free Cash Flow may be affected in the near to medium term by the timing of capital investments (such as purchases of information technology and other equipment and leasehold improvements), fluctuations in our growth and the effect of such fluctuations on working capital and changes in our cash conversion cycle due to increases or decreases of vendor payment terms as well as inventory turnover.

The following table presents a reconciliation of net cash (used in) provided by operating activities to Free Cash Flow for the periods presented:

	For the Years Ended
	December 30, 2022	December 31, 2021	December 25, 2020
	(in thousands)
Net cash (used in) provided by operating activities	$(23,070)	$(30,415)	$64,227
Purchases of property and equipment	(21,492)	(10,004)	(10,245)
Free Cash Flow	$(44,562)	$(40,419)	$53,982

Basis of Presentation and Key Components of Results of Operations

Net Sales

We generate net sales by selling hardware products to our integrators both with and without embedded software, which are then resold to end consumers, typically in the installation of an audio/video, IT, smart-home, or surveillance-related package. We act both as a principal in selling proprietary products, and as an agent in selling certain third-party products through strategic partnerships with outside suppliers. In addition, we generate a small but growing percentage of our revenue through recurring revenue from subscription services associated with product sales including hosting services, technical support, and access to unspecified software updates and upgrades. Revenue is recognized when the integrator obtains control of the product, which occurs upon shipment, in an amount that reflects the consideration expected to be received in exchange for those products net of estimated discounts, rebates, returns, allowances and any taxes collected and remitted to government authorities. Revenue allocated to subscription services is recognized over time as services are provided. See “ — Critical Accounting Estimates and Policies — Revenue Recognition.”

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

Selling, general and administrative expenses

Selling, general and administrative costs include payroll and related costs, occupancy costs, costs related to warehousing, distribution, outbound shipping to integrators, credit card processing fees, warranty, purchasing, advertising, research and development, non-income-based taxes, equity-based compensation, acquisition-related expenses, compensation expense for payouts in lieu of TRA participation and other corporate overhead costs. We expect that our selling, general and administrative expenses will increase at a growth rate below net sales growth when adjusted for one-time expenses, in future periods as we continue to grow, and due to additional legal, accounting, insurance and other expenses that we are incurring as a public company, including compliance with SOX.

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

Other (expense) income, net

Other (expense) income, net includes interest income, foreign currency remeasurement, TRA liability adjustments, interest rate cap expense, gains and losses on disposal of business, and transaction gains and losses.

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

	For the Years Ended
	December 30, 2022	% of Net sales	December 31, 2021	% of Net sales	December 25, 2020	% of Net sales
	($ in thousands)
Net Sales	$1,123,811	100.0%	$1,008,013	100.0%	$814,113	100.0%
Costs and expenses:
Cost of sales, exclusive of depreciation and amortization	682,638	60.8%	599,923	59.5%	474,778	58.3%
Selling, general and administrative expenses	354,345	31.5%	350,252	34.7%	267,240	32.8%
Depreciation and amortization	59,582	5.3%	56,581	5.6%	57,972	7.1%
Total costs and expenses	1,096,565	97.6%	1,006,756	99.9%	799,990	98.3%
Income from operations	27,246	2.4%	1,257	0.1%	14,123	1.7%
Other expenses (income):
Interest expense	35,839	3.2%	33,162	3.3%	45,529	5.6%
Loss on extinguishment of debt	—	—%	12,072	1.2%	—	—%
Other expense (income), net	1,541	0.1%	(878)	(0.1)%	(1,827)	(0.2)%
Total other expenses	37,380	3.3%	44,356	4.4%	43,702	5.4%
Loss before income taxes	(10,134)	(0.9)%	(43,099)	(4.3)%	(29,579)	(3.6)%
Income tax benefit	(1,459)	(0.1)%	(6,642)	(0.7)%	(4,351)	(0.5)%
Net loss	(8,675)	(0.8)%	(36,457)	(3.6)%	(25,228)	(3.1)%
Net loss attributable to noncontrolling interest	(49)	0.0%	(55)	0.0%	(344)	0.0%
Net loss attributable to Company	$(8,626)	(0.8)%	$(36,402)	(3.6)%	$(24,884)	(3.1)%

Fiscal Year 2022, Compared to Fiscal Year 2021

Net Sales

	For the Years Ended
	December 30, 2022	December 31, 2021	$ Change	% Change
	($ in thousands)
Net Sales	$1,123,811	$1,008,013	$115,798	11.5%

Net sales increased by $115.8 million, or 11.5%, in fiscal year 2022, compared to fiscal year 2021. The 53rd week in fiscal year 2021 added approximately $17.9 million in net sales. Excluding the 53rd week, net sales increased approximately 13.5% year-over-year. Approximately 10.3% of net sales growth was driven by organic growth, including higher selling prices resulting from price adjustments enacted across the product portfolio and the continued opening of local branches in the past year, offset by foreign currency exchange losses. Of the remaining net sales growth, 3.2% is attributed to the benefit of the January 2022 acquisition of Staub. Additionally, the extra week in fiscal 2021 represents a 2.0% reduction to year-over-year growth in fiscal year 2022 .

Cost of Sales, exclusive of depreciation and amortization

	For the Years Ended
	December 30, 2022	December 31, 2021	$ Change	% Change
	($ in thousands)
Cost of sales, exclusive of depreciation and amortization	$682,638	$599,923	$82,715	13.8%
As a percentage of net sales	60.8%	59.5%

Cost of sales, exclusive of depreciation and amortization, increased $82.7 million, or 13.8%, in fiscal year 2022, compared to fiscal year 2021, primarily driven by an increase in net sales. As a percentage of net sales, cost of sales, exclusive of depreciation and amortization, increased to 60.8% in the current period from 59.5% in the prior period. The increase in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales, was primarily due to growth in third-party product sales outpacing growth of proprietary product sales as we further execute our omni-channel strategy by opening local branches which typically sell more third-party product than proprietary product. The accelerated growth in third-party product sales resulted in a third-party product mix of 32.2% compared to 30.3% in the prior period. Additionally, while supplier costs and inbound freight costs, due to ongoing supply chain pressures, increased cost of sales, higher selling prices largely offset the impact on a percentage of net sales basis.

Selling, General and Administrative (“SG&A”) Expenses

	For the Years Ended
	December 30, 2022	December 31, 2021	$ Change	% Change
	($ in thousands)
Selling, general and administrative expenses	$354,345	$350,252	$4,093	1.2%
As a percentage of net sales	31.5%	34.7%

Selling, general and administrative expenses increased $4.1 million, or 1.2%, in fiscal year 2022, compared to fiscal year 2021. The increase in selling, general and administrative expenses was attributable to higher personnel expenses due to increased headcount, a resumption in pre-COVID travel, and ongoing investments to support strategic growth initiatives, offset by lower variable compensation. In fiscal year 2022, the Company also incurred the full year burden of public company costs and absorbed costs associated with recently acquired businesses. Included in selling, general and administrative expenses in the twelve-month periods ended December 30, 2022 and December 31, 2021 are several non-recurring, non-core, infrequent or unusual charges as outlined in the Adjusted EBITDA and Adjusted Net Income reconciliations. These items in aggregate impact the year-over-year trend and include increased expenses related to the loss on notes receivable, offset by decreases related to fair value adjustments related to contingent value rights, deferred acquisition payments, compensation expense for payouts in lieu of a TRA participation, and initial public offering costs.

Depreciation and Amortization

	For the Years Ended
	December 30, 2022	December 31, 2021	$ Change	% Change
	($ in thousands)
Depreciation and amortization	$59,582	$56,581	$3,001	5.3%
As a percentage of net sales	5.3%	5.6%

Depreciation and amortization expenses increased by $3.0 million, or 5.3%, in fiscal year 2022, compared to fiscal year 2021. Amortization expenses associated with intangible assets acquired increased between periods due to the acquisition of Access Networks, Staub, and Clare. Depreciation expense increased primarily to the acquisition of Access Networks and Staub, as well as the opening of new local businesses between periods.

Interest Expense

	For the Years Ended
	December 30, 2022	December 31, 2021	$ Change	% Change
	($ in thousands)
Interest expense	$35,839	$33,162	$2,677	8.1%
As a percentage of net sales	3.2%	3.3%

Interest expense increased by $2.7 million, or 8.1%, in fiscal year 2022, compared to fiscal year 2021. The increase was primarily driven by higher average borrowing rates on our debt and a higher average outstanding balance on our Revolving Credit Facility in the current period offset by a decrease in the amortization of deferred issuance cost in the current period compared the prior period.

Loss on extinguishment of debt

	For the Years Ended
	December 30, 2022	December 31, 2021	$ Change	% Change
	($ in thousands)
Loss on extinguishment of debt	$—	$12,072	$(12,072)	(100.0)%
As a percentage of net sales	—%	1.2%

Loss on extinguishment of debt decreased by $12.1 million in fiscal year 2022, compared to fiscal year 2021. The decrease was related to write-off of unamortized debt issuance costs, $6.6 million of which was due to a portion of the term loan being repaid from the net proceeds of the IPO on August 4, 2021, and $5.5 million due to the extinguishment of the Old Credit Agreement on December 8, 2021. No loss on extinguishment of debt was recorded in fiscal year 2022.

Other Expense (Income), net

	For the Years Ended
	December 30, 2022	December 31, 2021	$ Change	% Change
	($ in thousands)
Other expense (income)	$1,541	$(878)	$2,419	(275.5)%
As a percentage of net sales	0.1%	(0.1)%

Other expense (income) increased by $2.4 million, or 275.5%, in fiscal year 2022, compared to fiscal year 2021, primarily due to the $2.6 million expense related to the interest rate cap entered into in fiscal year 2022 offset by $1.0 million TRA income adjustment as compared to the income related to our notes receivable and TRA adjustments in the prior year.

Income Tax Benefit

	For the Years Ended
	December 30, 2022	December 31, 2021	$ Change	% Change
	($ in thousands)
Income tax benefit	$(1,459)	$(6,642)	$5,183	(78.0)%
As a percentage of net sales	(0.1)%	(0.7)%

Income tax benefit decreased by $5.2 million, or 78.0%, in fiscal year 2022, compared to fiscal year 2021. The decrease in income tax benefit is primarily driven by the decrease of the pre-tax loss for the year ended December 30, 2022. The effective tax rate for fiscal year 2022, was a benefit of 14.5% compared to a benefit of 15.4% for fiscal year 2021. The change in the effective tax rate for fiscal year 2022, and the difference from the U.S. federal statutory rate of

21%, was primarily the result of the permanent disallowance of stock compensation and increases in valuation allowance and uncertain positions, offset by the benefit of certain credits, foreign-derived intangible income and contingent value right valuation adjustment.

Fiscal Year 2021, Compared to Fiscal Year 2020

The comparison of our fiscal year 2021 results with fiscal 2020 can be found under the heading “Fiscal Year 2021 Compared to Fiscal Year 2020” in the “Management’s Discussion and Analysis” section of the Company’s 2021 Form 10-K/A, filed with the SEC on April 25, 2022.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are net cash provided by operating activities and availability under our Credit Agreement. We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary uses on a short-term and long-term basis are for working capital requirements, capital expenditures, geographic or service offering expansion, acquisitions, debt service requirements and other general corporate purposes. Our primary working capital requirements are for the purchase of inventory, payroll, rent, other facility costs, distribution costs and general and administrative costs. Our working capital requirements fluctuate during the year, driven primarily by seasonality and the timing of inventory purchases. Our capital expenditures are primarily related to infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems, joint design and manufacturing tooling, and our corporate facilities include headquarter locations, distribution centers, and local branches.

We have typically funded our operations and acquisitions primarily through internally generated cash on hand and our Credit Facilities. In fiscal year 2021, we completed our IPO of 13.9 million shares of our common stock, and on August 18, 2021, we completed the sale of 1.2 million shares of additional common stock to the underwriters pursuant to their option to purchase additional shares, at an offering price of $18.00 per share. We raised net proceeds of $249.2 million through the IPO, after deducting underwriting discounts and other offering costs of $21.2 million.

Working Capital, Excluding Deferred Revenue

The following table summarizes our cash, cash equivalents, accounts receivable and working capital, which we define as current assets minus current liabilities excluding deferred revenue, for the periods indicated:

	As of
	December 30, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$21,117	$40,577
Accounts receivable, net	$48,174	$52,620
Working capital, excluding deferred revenue	$267,457	$208,433

Our cash and cash equivalents as of December 30, 2022, are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that reduce the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

We believe that our existing cash and cash equivalents, together with expected cash flow from operating activities, will be sufficient to fund our operations and capital expenditure requirements for the next 12 months. Beyond the next 12 months, our primary capital requirements primarily consist of required principal and interest payments on long-term debt and lease payments under non-cancelable lease commitments, as further described in Notes 8 and 17 to our Consolidated Financial Statements included in Item 8 of this Form 10-K, as well as our TRA payments, as further described in Note 15 to our Consolidated Financial Statements included in Item 8 of this Form 10-K. If cash provided by operating activities and borrowings under our Credit Agreement are not sufficient or available to meet our short and long-term capital requirements, then we may consider additional equity or debt financing in the future. There can be no assurance debt or equity financing will be available to us if we need it or, if available, the terms will be satisfactory to us. Our sources of liquidity could be affected by factors described under “Risk Factors.”

Debt Obligations

On December 8, 2021, we entered into a Credit Agreement with various financial institutions consisting of a $465.0 million aggregate principal amount Term Loan maturing in seven years and a $100.0 million Revolving Credit Facility (which includes borrowing capacity available for letters of credit) maturing in five years.

Borrowings under the Term Loan will bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the federal funds effective rate, (b) the prime rate and (c) the eurocurrency rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a eurocurrency rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs; provided that such rate is not lower than a floor of 0.50%.

Borrowings under the Revolving Credit Facility will bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the federal funds effective rate, (b) the prime rate and (c) the eurocurrency rate determined by reference to the cost of funds adjusted for certain additional costs, plus 1.00%; provided such rate is not lower than a floor of 1.00% or (2) a eurocurrency rate determined by reference to the applicable cost of funds for such borrowing adjusted for certain additional costs; provided such rate is not lower than a floor of zero.

The Term Loan amortizes in fixed equal quarterly installments in an amount equal to 1.0% per annum of the total aggregate principal amount thereof immediately after borrowing, with the balance due at maturity. We may voluntarily prepay loans or reduce commitments under the Credit Agreement, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty (subject to customary exceptions, including prepayments of the Term Loan in connection with a repricing transaction that is consummated prior to June 8, 2022). We may be required, with certain exceptions, to make mandatory payments under the Credit Agreement using a percentage of our annual excess cash flows or net proceeds from any non-ordinary course asset sales or certain debt issuances, if any.

On October 2, 2022, we entered into an Incremental Agreement (the “Incremental Agreement”) with the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (the “Administrative Agent”) to provide incremental term loans (the “Incremental Term Loans”) in an aggregate principal amount of $55.0 million. The Incremental Agreement amended the Credit Agreement, dated as of December 8, 2021, among the Company, the lenders party thereto from time to time, the Administrative Agent and the other parties party thereto (as amended by the Incremental Agreement, the “Amended Credit Agreement”). Borrowings under the Incremental Term Loan will bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the federal funds effective rate, (b) the prime rate and (c) the forward-looking term rate based on SOFR for an interest period of one month plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a forward-looking term rate based on SOFR for the interest period relevant to such borrowing provided that such rate in not lower than a floor of 0.50%. We used the proceeds from the Amended Credit Agreement to pay down the existing revolver balance, further increasing its liquidity and allowing for additional flexibility to invest in organic or inorganic growth or use for general corporate purposes. The term loans issued under the Incremental Agreement will mature on the third anniversary of the funding date.

The Amended Credit Agreement contains various customary affirmative and negative covenants. We were in compliance with such covenants as of December 30, 2022.

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

Historical Cash Flows

The following table sets forth our cash flows for fiscal years 2022, 2021 and 2020:

	For the Years Ended
	December 30, 2022	December 31, 2021	December 25, 2020
	(in thousands)
Net cash (used in) provided by operating activities	$(23,070)	$(30,415)	$64,227
Net cash used in investing activities	$(52,556)	$(37,383)	$(9,566)
Net cash provided by (used in) financing activities	$57,512	$31,837	$(10,863)

Operating Activities

Net cash used in operating activities was $23.1 million in fiscal year 2022, as compared $30.4 million in fiscal year 2021, a decrease of $7.3 million. The change in cash used by operating activities was primarily attributable to a $27.8 million decrease in net loss offset by an $17.3 million increase in cash used for operating assets and liabilities. Net cash used was primarily driven by an increase in inventory to protect against supply chain uncertainty.

Investing Activities

Net cash used in investing activities was $52.6 million in fiscal year ended 2022, as compared to $37.4 million in fiscal year 2021, an increase of $15.2 million. The increase in net cash used in investing activities for fiscal year 2022 was primarily due to the acquisitions of Staub and Clare, as well as a $11.5 million increase in cash used to purchase property and equipment, including purchases related to the build-out of our new corporate office in Lehi, Utah. Investing activities in the prior period included cash used to acquire Access Networks. See Note 3 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

Financing Activities

Net cash provided by financing activities was $57.5 million for fiscal year 2022, compared to $31.8 million in fiscal year 2021, an increase of $25.8 million. The increase in net cash provided by financing activities for fiscal year 2022, was primarily due to the $55.0 million Incremental Term Loan issued in October 2022. We used the proceeds to pay down the existing revolver balance, further increasing our liquidity position and allowing for additional flexibility to invest in organic or inorganic growth or use for general corporate purposes. We also increased net borrowings on our Revolving Credit Facility by $12.0 million to help fund the acquisitions of Staub and Clare and general corporate activities. Financing activity for the prior period included proceeds from our IPO, offset by payments and proceeds related to our long-term debt.

Fiscal 2021 Changes In Cash Flows

For the comparison of fiscal 2021 to fiscal 2020, refer to Part II, Item 7 "Management's discussion and analysis of financial condition and results of operations" of our Form 10-K/A for our fiscal year ended December 31, 2021, filed with the SEC on April 25, 2022, under the subheading "Liquidity and Capital Resources - historical cash flows.”

Off-Balance Sheet Arrangements

As of December 30, 2022 and December 31, 2021, we had off-balance sheet arrangements totaling $5.1 million and $4.9 million related to our outstanding letters of credit as further described in Note 8 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

Contractual Obligations

Debt Obligations

On August 4, 2021, we used a portion of the net proceeds from the IPO to repay a portion of the incremental term loan outstanding under the Old Credit Agreement totaling $215.9 million, plus accrued interest of $1.0 million. See Note 8 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for more information regarding the repayment. On December 8, 2021, we entered into our Credit Agreement with various financial institutions consisting of a $465.0 million Term Loan and our $100.0 million Revolving Credit Facility.

In connection with the closing of the Credit Agreement, we repaid in full approximately $451.4 million of borrowings, including accrued interest, under the Old Credit Agreement. The term loan and revolving credit facilities and related agreements and documents under the Old Credit Agreement were terminated upon the effectiveness of the Credit Agreement.

On October 2, 2022, we entered into an agreement to provide incremental term loans in an aggregate principal amount of $55.0 million. We used the proceeds from the Amended Credit Agreement to pay down the existing revolver balance, further increasing our liquidity and allowing for additional flexibility to invest in organic or inorganic growth or use for general corporate purposes.

Tax Receivable Agreement

On July 29, 2021, we executed the TRA with the TRA Participants. The TRA provides for the payment by us to the TRA Participants of 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we actually realize, or are deemed to realize (calculated using certain assumptions), as a result of the utilization of such tax benefits, including certain tax benefits attributable to payments under the TRA. See Note 15 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for more information regarding the TRA.

Contingent Valuation Rights (“CVRs”)

In connection with the acquisition of Snap One by H&F, we issued CVRs to the sellers. Each CVR gives the holder the ability to earn cash payments based on the return of H&F’s original investment achieving stated thresholds in relation to the proceeds received from disposition of H&F’s initial ownership units, which collectively entitle the sellers to receive from us, in certain circumstances, payments in an aggregate of up to $25 million. The CVRs were issued at two thresholds. The first CVR is payable to the holders when H&F’s return on investment grows to between 2.25 and 2.5 times H&F’s original investment. The second CVR is payable to the holders when H&F’s return on investment grows to between 2.5 and 2.67 times H&F’s original investment. Beginning on September 24, 2021, we have recorded CVR obligations at fair value utilizing the Monte Carlo simulation in an option-pricing framework. Adjustments to the fair value of CVR liabilities are included in selling, general and administrative expenses in our consolidated statements of operations. See Note 9 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for more information regarding CVRs.

Lease Commitments

The Company leases offices, warehouse space, and distribution centers. These leases are classified as operating leases with various expiration dates through 2033. See Note 17 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for more information regarding Lease Commitments.

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

Critical Accounting Estimates and Policies

Our accounting policies are more fully described in Note 2 to our Consolidated Financial Statements included in Item 8 of this Form 10-K. Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, expenses and related disclosures during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, and to the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our most critical accounting estimates and policies are summarized below.

Revenue Recognition

We sell hardware products to professional integrators, who then resell the products to end consumers, typically in the installation of an audio/video, information technology, smart-home or surveillance-related package. In certain instances, we sell specific products directly to end consumers. Our products consist of hardware products with and without embedded software, as well as third-party products. We provide services associated with product sales including the ability to access our hosted OvrC application (“hosting”), technical support, subscription services and access to unspecified software updates and upgrades. The OvrC application provides customers and integrators with a cloud-based remote management and monitoring platform to assist end consumers. These services are typically provided at no additional charge to our customers and partners.

For product sales, revenue is recognized when the integrator or, in the case of direct sales, customer obtains control of the product, which occurs upon shipment, in an amount that reflects the consideration expected to be received in exchange for those products. For services, revenue is recognized ratably over the contract period in an amount that reflects the consideration expected to be received in exchange for those services as the integrator or customer receives such services on a consistent basis throughout the contract period. Technical support services represent a series of distinct performance obligations that have the same pattern of transfer to the integrator or customer, and thus are recognized as a single performance obligation ratably over the estimated life of the related product.

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

The grant date fair value of all Incentive Units is estimated using the Black-Scholes option pricing model and is not remeasured. The pricing model requires assumptions, which include the expected holding period, the risk-free rate of return, the expected dividend yield, discount for lack of marketability and expected volatility of the units over the expected life, which significantly impacts the fair value. We account for forfeitures as they occur. In connection with the IPO, all Incentive Units were replaced with restricted stock awards or exchanged into shares of our common stock. See Note 13 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for more information regarding Incentive Units and the Equity Award Conversion.

2021 Incentive Plan — On July 16, 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”) in order to provide a means through which to attract, retain and motivate key personnel. Awards available for grant under the 2021 Plan include non-qualified and incentive stock options, restricted shares of our common stock, performance stock units, other equity-based awards tied to the value of our common stock and cash-based awards. The fair value of restricted stock awards, restricted stock units, and performance stock units granted are based on the Company’s closing stock price on the date of grant. The Company also granted Time-based and Market-based options. The Company recognizes share-based compensation expense based on the fair value of the awards at the grant date. The Company utilized the Black-Scholes option pricing model to estimate the fair value of the Time-based options. The Company used a Monte Carlo simulation to estimate the fair value and derived service period of the Market-based options. Significant assumptions included in these models were the risk-free interest rate, the expected volatility, and the expected dividend yield. Volatility was estimated based on historical volatility of comparable companies. The average expected term for the Market-based options was derived based on an average of the outcomes of various scenarios performed under the Monte Carlo simulation. Both pricing models require various highly judgmental assumptions including volatility and expected option term. If any of the assumptions used in the models change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. See Note 13 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for more information regarding stock-based compensation.

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

We follow the applicable authoritative guidance with respect to the accounting for uncertainty in income taxes recognized in our consolidated financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. We record any interest and penalties associated as additional income tax expense in the consolidated statements of operations. See Note 14 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for further information.

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

Customer relationships have been valued using the multi-period excess earnings method, a derivative of the income approach. The multi-period excess earnings method estimates the discounted net earnings attributable to the customer relationships that were acquired after considering items, such as possible customer attrition. Estimated useful lives were determined based on the length and trend of projected cash flows. The length of the projected cash flow period was determined based on the expected attrition of the customer relationships, which is based on our historical experience in renewing and extending similar customer relationships and future expectations for renewing and extending similar existing customer relationships. The useful life of the customer relationships intangible assets represents the number of years over which we expect the customer relationships to economically contribute to the business.

The trade names have been valued using the relief from royalty method under the income approach to estimate the cost savings that will accrue to us, which we would otherwise have to pay royalties or license fees on revenue earned through the use of the assets. Estimated useful lives were determined based on management’s estimate of the period the name will be in use.

Technology has been valued using the multi-period excess earnings method, a derivative of the income approach. The net earnings attributed to the existing technology considers items such as projected research and development costs expected to be incurred to maintain the technology. Estimated useful lives were determined based on the length and trend of projected cash flows after considering items such as the projected research and development expected to be incurred to maintain the technology.

Inventories

Inventory is stated at the lower of cost or net realizable value, cost being determined under the moving- average method of inventory, first-in, first-out (“FIFO”) basis of inventory and specific identification basis of inventory. Inventory costs include the net acquisition cost from the factory, the cost of transporting the product to our warehouses and product assembly costs. Reserves for slow-moving and obsolete inventories are provided on historical experience, inventory aging and product demand. Our reserve estimates require us to make assumptions based on the current rate of sales, age, salability of inventory and profitability of inventory, all of which may be affected by changes in our product mix and consumer preferences. We do not believe there is a reasonable likelihood that there will be a material change in the assumptions we use to calculate our inventory reserves. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses or gains that could be material. We evaluate the adequacy of these reserves and make adjustments to reserves, as required.

Goodwill and Intangible Assets

Goodwill and identifiable indefinite lived intangible assets have historically been tested for impairment annually as of the beginning of the fourth quarter of each fiscal year, or more frequently upon the occurrence of certain events or substantive changes in circumstances that indicate impairment is more likely than not. We performed annual impairment tests for goodwill and indefinite lived intangible assets at October 1, 2022 and September 25, 2021 and concluded there was no impairment.

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

We review identifiable definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For fiscal years 2022, 2021 and 2020, we determined that there were no indicators of impairment relating to identifiable definite lived intangible assets.

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

Contingent Valuation Rights (“CVRs”)

In connection with the acquisition of Snap One by H&F, we issued CVRs to the sellers. Each CVR gives the holder the ability to earn cash payments based on the return of H&F’s original investment achieving stated thresholds in relation to the proceeds received from disposition of H&F’s initial ownership units. The CVRs were issued at two thresholds. The first CVR is payable to the holders when H&F’s return on investment grows to between 2.25 and 2.5 times H&F’s original investment. The second CVR is payable to the holders when H&F’s return on investment grows to between 2.5 and 2.67 times H&F’s original investment. We record CVR obligations at fair value utilizing the Monte Carlo simulation in an option-pricing framework, where a range of possible scenarios are simulated, in order to determine the fair value of the CVRs. Key inputs and assumptions using a Monte-Carlo simulation include the current stock price, probabilities of exit scenarios, risk-free interest rates and equity volatility. The fair value estimate of the CVR is based, in part, on subjective assumptions and could differ materially in the future. Any future increase in the fair value of the CVR obligations, based on an increased likelihood that the underlying milestones will be achieved, and the associated payment or payments will, therefore, become due and payable, will result in a charge to selling, general and administrative expenses in the period in which the increase is determined. Similarly, any future decrease in the fair value of the CVR obligations will result in a reduction in selling, general and administrative expenses.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements included in Item 8 of this Form 10-K for information regarding recently issued accounting pronouncements.

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

We may use these provisions until the last day of our fiscal year in which the fifth anniversary of the completion of our IPO occurs (which will be our 2026 fiscal year). However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues equal or exceed $1.235 billion, or we issue more than $1.0 billion of nonconvertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.

Under the JOBS Act, emerging growth companies also can delay adopting new or revised accounting standards until such time as those standards would otherwise apply to private companies. We currently intend to take advantage of this exemption.

We are also a “smaller reporting company,” because the market value of our shares held by non-affiliates was less than $200 million as of the end of our most recently completed second fiscal quarter. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we are entitled to provide audited financial statements for just two fiscal years, in contrast to other reporting companies, which must provide audited financial statements for three fiscal years, although we have not elected to take advantage of this exemption in this Annual Report. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates and market concentration risk.

Interest Rate Risk

We are subject to interest rate risk in connection with our Credit Agreement. As of December 30, 2022, we had $461.5 million outstanding under the Term Loan and $55.0 million outstanding under the Incremental Term Loan portions of the Credit Agreement, as well as $12.0 million outstanding under the Revolving Credit Facility. The term loans bear interest at variable rates. Each quarter point increase in the variable rates on the amounts outstanding under the Credit Agreement as of December 30, 2022 would increase annual cash interest in the aggregate by approximately $1.3 million.

Foreign Currency Exchange Risk

Changes in the exchange rates for the functional currencies of our international subsidiaries may positively or negatively impact our sales, operating expenses and earnings. Historically, we have not hedged our currency exposure and fluctuations in exchange rates have not materially affected our operating results. While our international operations, including Canada, the United Kingdom, and Australia, accounted for only 13.5% of total net revenue during the year ended December 30, 2022, our exposure to currency rate fluctuations could be material in future years, to the extent that either currency rate changes are significant or that our international operations comprise a larger percentage of our consolidated results.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Snap One Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Snap One Holdings Corp. and subsidiaries (the "Company") as of December 30, 2022 and December 31, 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three fiscal years in the period ended December 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases effective January 1, 2022 due to the adoption of the Financial Accounting Standards Board Accounting Standards Update 2016-12, Leases (Topic 842), using the modified retrospective approach.

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
March 14, 2023

We have served as the Company's auditor since 2014.

Snap One Holdings Corp. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value)

	As of
	December 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$21,117	$40,577
Accounts receivable, net	48,174	52,620
Inventories	314,588	210,964
Prepaid expenses	22,913	27,093
Other current assets	5,930	8,021
Total current assets	412,722	339,275
Long-term assets:
Property and equipment, net	34,958	22,603
Goodwill	592,186	580,761
Other intangible assets, net	554,419	587,192
Operating lease right-of-use assets	54,041	—
Other assets	4,195	10,550
Total assets	$1,652,521	$1,540,381
Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$5,063	$3,488
Accounts payable	77,443	72,781
Accrued liabilities	64,605	75,517
Current operating lease liability	10,574	—
Current tax receivable agreement liability	10,191	—
Total current liabilities	167,876	151,786
Long-term liabilities:
Revolving credit facility, net	10,800	—
Long-term debt, net of current portion	496,795	449,256
Deferred income tax liabilities, net	43,515	48,555
Operating lease liability, net of current portion	50,896	—
Tax receivable agreement liability, net of current portion	101,262	112,406
Other liabilities	24,206	30,103
Total liabilities	895,350	792,106
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.01 par value, 500,000 shares authorized; 75,042 shares issued and outstanding as of December 30, 2022 and 74,427 shares issued and outstanding at December 31, 2021	750	744
Preferred stock, $0.01 par value; 50,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	848,703	826,718
Accumulated deficit	(88,046)	(79,420)
Accumulated other comprehensive (loss) income	(4,236)	(28)
Company’s stockholders’ equity	757,171	748,014
Noncontrolling interest	—	261
Total stockholders’ equity	757,171	748,275
Total liabilities and stockholders’ equity	$1,652,521	$1,540,381
See accompanying Notes to the Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Years Ended
	December 30, 2022	December 31, 2021	December 25, 2020
Net sales	$1,123,811	$1,008,013	$814,113
Costs and expenses:
Cost of sales, exclusive of depreciation and amortization	682,638	599,923	474,778
Selling, general and administrative expenses	354,345	350,252	267,240
Depreciation and amortization	59,582	56,581	57,972
Total costs and expenses	1,096,565	1,006,756	799,990
Income from operations	27,246	1,257	14,123
Other expenses (income):
Interest expense	35,839	33,162	45,529
Loss on extinguishment of debt	—	12,072	—
Other expense (income), net	1,541	(878)	(1,827)
Total other expenses	37,380	44,356	43,702
Loss before income taxes	(10,134)	(43,099)	(29,579)
Income tax benefit	(1,459)	(6,642)	(4,351)
Net loss	(8,675)	(36,457)	(25,228)
Net loss attributable to noncontrolling interest	(49)	(55)	(344)
Net loss attributable to Company	$(8,626)	$(36,402)	$(24,884)

Net loss per share, basic and diluted	$(0.12)	$(0.56)	$(0.42)
Weighted average shares outstanding, basic and diluted	74,651	65,541	58,865
See accompanying Notes to the Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	For the Years Ended
	December 30, 2022	December 31, 2021	December 25, 2020
Net loss	$(8,675)	$(36,457)	$(25,228)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4,208)	(784)	795
Comprehensive loss	(12,883)	(37,241)	(24,433)
Comprehensive loss attributable to noncontrolling interest	(49)	(55)	(344)
Comprehensive loss attributable to Company	$(12,834)	$(37,186)	$(24,089)
See accompanying Notes to the Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Accumulated Deficit		Noncontrolling Interest	Total Stockholders’ Equity
Balance - December 27, 2019	58,140	$581	$654,420	$(18,134)	$(39)	$99	$636,927
Net loss	—	—	—	(24,884)	—	(344)	(25,228)
Foreign currency translation adjustments	—	—	—	—	795	—	795
Equity Contributions	—	—	400	—	—	561	961
Equity-based compensation	—	—	4,284	—	—	—	4,284
Additional share issuance	1,077	11	(11)	—	—	—	—
Balance - December 25, 2020	59,217	$592	$659,093	$(43,018)	$756	$316	$617,739
Net loss	—	—	—	(36,402)	—	(55)	(36,457)
Foreign currency translation adjustments	—	—	—	—	(784)	—	(784)
Equity Contributions	—	—	10,025	—	—	—	10,025
Equity-based compensation	—	—	21,522	—	—	—	21,522
Issuance of common stock for initial public offering, net of offering costs	15,021	150	249,004	—	—	—	249,154
Issuance of common stock pursuant to equity incentive plans	189	2	(2)	—	—	—	—
Establishment of income tax receivable liability	—	—	(112,681)	—	—	—	(112,681)
Other	—	—	(243)	—	—	—	(243)
Balance - December 31, 2021	74,427	$744	$826,718	$(79,420)	$(28)	$261	$748,275
Net loss	—	—	—	(8,626)	—	(49)	(8,675)
Foreign currency translation adjustments	—	—	—	—	(4,208)	—	(4,208)
Equity-based compensation	—	—	22,853	—	—	—	22,853
Repurchase and retirement of common stock	(269)	(3)	(2,884)	—	—	—	(2,887)
Issuance of common stock pursuant to equity incentive plans	620	6	(6)	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	158	2	1,507	—	—	—	1,509
Parasol equity acquisition	106	1	515		—	(212)	304
Balance - December 30, 2022	75,042	$750	$848,703	$(88,046)	$(4,236)	$—	$757,171

See accompanying Notes to the Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended
	December 30, 2022	December 31, 2021	December 25, 2020
Cash flows from operating activities:
Net loss	$(8,675)	$(36,457)	$(25,228)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	59,582	56,581	57,972
Amortization of debt issuance costs	2,146	5,053	6,101
Loss on extinguishment of debt	—	12,072	—
Interest rate cap expense	2,563	—	5
Deferred income taxes	(7,652)	(7,977)	(5,423)
Equity-based compensation	23,291	21,522	4,284
Non-cash operating lease expense	13,258	—	—
Bad debt expense	764	801	1,094
Fair value adjustment to contingent value rights	(7,200)	4,900	800
Fair value adjustment to tax receivable agreement	(953)	(275)	—
Valuation adjustment to contingent liability	(1,750)	—	—
Loss on notes receivable	5,872	—	—
Other, net	83	437	(950)
Change in operating assets and liabilities:
Accounts receivable	6,113	(2,956)	(4,231)
Inventories	(100,873)	(51,844)	7,862
Prepaid expenses and other assets	5,877	(27,407)	1,932
Accounts payable and accrued liabilities	(6,296)	(4,865)	20,009
Operating lease liabilities	(9,220)	—	—
Net cash (used in) provided by operating activities	(23,070)	(30,415)	64,227
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(30,539)	(26,025)	—
Purchases of property and equipment	(21,492)	(10,004)	(10,245)
Issuance of notes receivable	(600)	(925)	—
Proceeds from sale of business	—	—	600
Other, net	75	(429)	79
Net cash used in investing activities	(52,556)	(37,383)	(9,566)
Cash flows from financing activities:
Proceeds from long-term debt	55,000	465,000	—
Payments on long-term debt	(3,488)	(672,608)	(6,824)
Payments of debt issuance costs	(4,239)	(9,709)	—
Proceeds from revolving credit facility	69,000	—	52,000
Payments on revolving credit facility	(57,000)	—	(57,000)
Proceeds from initial public offering, net of offering costs	—	249,154	—
Proceeds from capital contributions	—	—	961
Proceeds from employee stock purchase plan	1,071	—	—
Repurchase and retirement of common stock	(2,832)	—	—
Net cash provided by (used in) financing activities	57,512	31,837	(10,863)
Effect of exchange rate changes on cash and cash equivalents	(1,346)	(920)	483
Net (decrease) increase in cash and cash equivalents	(19,460)	(36,881)	44,281
Cash and cash equivalents at beginning of the period	40,577	77,458	33,177
Cash and cash equivalents at end of the period	$21,117	$40,577	$77,458
Supplementary cash flow information:
Cash paid for interest	$33,639	$34,273	$42,845
Cash paid for taxes, net	$5,689	$2,065	$217
Noncash investing and financing activities:
Noncash tax receivable agreement liability	$—	$112,681	$—
Noncash equity contribution	$1,100	$10,025	$428
Capital expenditure in accounts payable	$738	$775	$140
See accompanying Notes to the Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

1.Organization and Description of Business

Snap One Holdings Corp. (referred to herein as “Snap One” or the “Company”) is incorporated in Delaware with its principal executive offices located in Charlotte, North Carolina and Draper, Utah. The Company provides products, services, and software to its network of professional integrators that enable them to deliver smart living experiences for their residential and business end users. The Company’s hardware and software portfolio includes leading proprietary and third-party offerings across connected, infrastructure, and entertainment categories. Additionally, the Company provides value-added services and workflow solutions to support integrators throughout the project lifecycle, enhancing their operations and helping them to profitably grow their businesses.

Initial Public Offering — On July 30, 2021, the Company completed its initial public offering (“IPO”) of 13,850 shares of its common stock, and on August 18, 2021, completed the sale of 1,171 shares of additional common stock to the underwriters pursuant to their option to purchase additional shares, at an offering price of $18.00 per share. The Company raised net proceeds of $249,154 through the IPO, net of underwriting discounts and other offering costs of $21,219. During the year ended December 31, 2021, the Company expensed $4,755 of IPO costs.

2.Significant Accounting Policies

Basis of Presentation — The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and all subsidiaries required to be consolidated. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

The Company’s fiscal year is the 52 or 53-week period that ends on the last Friday of December. Fiscal year 2022 is a 52-week period, fiscal year 2021 was a 53-week period, and fiscal year 2020 was a 52-week period.

Use of Accounting Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Accordingly, the actual amounts could differ from those estimates.

Significant estimates relied upon in preparing these consolidated financial statements include, but are not limited to, the amortization period associated with customer relationships, estimated standalone selling prices associated with products that contain distinct performance obligations not sold separately, warranty reserves, excess and obsolete inventory reserves, impairment of long-lived assets, impairment of indefinite lived intangibles and goodwill, assumptions related to the valuation of contingent value rights and equity awards, the valuation allowance associated with deferred tax assets, and the valuation of assets and liabilities associated with acquisitions.

Business Combinations — All of the Company’s acquisitions have been accounted for under ASC 805, Business Combinations. Accordingly, the accounts of the acquired companies, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the consolidated financial statements from their respective dates of acquisition. The Company records purchase price in excess of amounts allocated to identifiable assets and liabilities as goodwill. Goodwill includes, but is not limited to, the value of the workforce in place, ability to generate profits and cash flows, and an established going concern.

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

The trade names have been valued using the relief from royalty method under the income approach to estimate the cost savings that will accrue to the Company, which would otherwise have to pay royalties or license fees on revenue earned by

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

using the asset. The useful life of the assets were determined based on management’s estimate of the period of time the name will be in use.

Technology has been valued using the multi-period excess earnings method, a derivative of the income approach. The net earnings attributed to the existing technology considers items such as projected research and development costs expected to be incurred to maintain the technology. The useful lives were determined based on the length and trend of projected cash flows after considering items such as the projected research and development expected to be incurred to maintain the technology.

Segment Information — Operating segments are identified as components of an enterprise for which discrete financial information is available for evaluation by the chief operating decision-maker, or CODM, in making decisions regarding resource allocation and assessing performance. The Company’s CODM is its Chief Executive Officer. The Company’s CODM views its operations and manages the business as a single operating and reportable segment.

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

The Company’s financial instruments that are remeasured at fair value on a recurring basis include contingent value rights (“CVRs”), contingent consideration, and the interest rate cap. Additionally, cash and cash equivalents, accounts receivable, net, prepaid expenses, accounts payable, and accrued liabilities are classified as Level 1 and the carrying value of these assets and liabilities approximate their fair value due to the short-term nature of these financial instruments. See Note 9 for further details on fair value measurements.

Certain non-financial assets, such as property and equipment, leases, goodwill and other intangible assets, are adjusted to fair value when an impairment charge is recognized using predominantly Level 2 and Level 3 inputs.

Cash and Cash Equivalents — The Company considers all cash on hand, credit card receivables, and short-term investments with original maturities of three months or less to be cash and cash equivalents.

Accounts Receivable, Net — Accounts receivable are recorded at the invoiced amount less allowances for credit losses and do not bear interest. The allowance for nonpayment by customers is based on the creditworthiness and historical payment experience of the Company’s customers, age of receivables and current market conditions. Provisions for uncollectible receivables are recorded in selling, general and administrative expenses in the consolidated statements of operations.

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

Changes in the Company’s allowance for credit losses for the years ended December 30, 2022, and allowance for doubtful accounts for the years ended December 31, 2021 and December 25, 2020 are as follows:

Allowance for doubtful accounts - December 27, 2019	$2,136
Bad debt expense	1,094
Write-offs	(877)
Allowance for doubtful accounts - December 25, 2020	$2,353
Bad debt expense	801
Write-offs	(686)
Allowance for doubtful accounts - December 31, 2021	$2,468
Bad debt expense	764
Write-offs	(961)
Allowance for credit losses - December 30, 2022	$2,271

Concentration of Credit Risk — The Company’s cash and cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Certain balances in cash and cash equivalents exceed the Federal Deposit Insurance Corporation limit of $250. Cash and cash equivalents held at these banks, included those held in foreign banks, may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand, and management believes the financial institutions that hold the Company’s cash and cash equivalents are financially sound. The Company believes credit risk related to these deposits is minimal. Accounts receivable are derived from revenue earned from customers. For the years ended December 30, 2022, December 31, 2021 and December 25, 2020, no customer accounted for more than 10% of net sales. No individual customer accounted for more than 10% of accounts receivable, net, at December 30, 2022 or December 31, 2021.

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

The following table summarizes the estimated useful lives of each respective asset category:

Equipment	3 - 10 years
Computers and software	3 - 5 years
Furniture and fixtures	3 - 7 years
Leasehold improvements	Shorter of the useful life of the asset or the remaining lease term of lease

Internal-Use Software — Costs incurred in the preliminary stages of development of internal software are expensed as incurred and included in selling, general and administrative expenses. Once an application reaches the development stage, internal and external costs are capitalized until the software is substantially complete and ready for its intended use. Capitalized costs are recognized as part of fixed assets, and once placed in service are depreciated over their useful life.

Implementation costs incurred in cloud-computing arrangements that are a service contract are capitalized and amortized over the life of the arrangement. Capitalized costs for cloud-computing arrangements are recorded in prepaid expenses and noncurrent other assets.

Goodwill and Indefinite Lived Intangible Assets — Goodwill and identifiable indefinite lived intangible assets are tested for impairment annually as of the beginning of the fourth quarter of each fiscal year, or more frequently upon the

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

occurrence of certain events or substantive changes in circumstances that indicate impairment is more likely than not. The Company performed annual impairment tests for goodwill and indefinite lived intangible assets as of October 1, 2022 and September 25, 2021, and concluded there was no impairment.

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

Impairment of Definite Long-Lived Assets — The Company evaluates the recoverability of its long-lived assets, primarily comprised of property and equipment, definite lived intangibles and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The recoverability of long-lived assets is evaluated by comparing the carrying amount to the estimated undiscounted cash flows. If the carrying amount exceeds the estimated undiscounted cash flows, an impairment charge would be recognized for the amount by which the carrying amount exceeds the fair value of the long-lived asset. There were no impairment losses recognized by the Company for the years ended December 30, 2022, December 31, 2021 and December 25, 2020.

Notes Receivable — Notes receivable are presented in other assets. The Company accrues interest on notes receivable based on the contractual terms of the notes. As of December 30, 2022, and December 31, 2021, the outstanding notes receivable balance was $59 and $6,484, respectively, and no allowance was recorded against the balance.

Self-Insured Liabilities — The Company is self-insured for employee medical coverage. The Company records a liability for estimates of the aggregate ultimate losses and claims incurred but not reported. Adjustments to the reserve are made when the facts and circumstances change. If actual settlements of medical claims are greater than estimated amounts, additional expense will be recognized. As of December 30, 2022, and December 31, 2021, the liability was $1,860 and $1,556, respectively.

Contingent Value Rights — In connection with the acquisition of the Company by the Former Parent Entity, the Company issued CVRs to the sellers. Each CVR gives the holder the ability to earn cash payments based on the return of H&F’s original investment achieving stated thresholds. The CVRs were issued at two thresholds. The first CVR is payable to the holders when H&F’s return on investment grows to between 2.25 and 2.5 times H&F’s original investment. The second CVR is payable to the holders when H&F’s return on investment grows to between 2.5 and 2.67 times H&F’s original investment. The Company records CVR obligations at fair value. See Note 9 for more information relating to CVR obligations. Contingent consideration obligations generally become due and payable to the holders of these rights if specified future events occur or conditions are met. There were no amounts due and payable during the fiscal years ended December 30, 2022, and December 31, 2021.

Warranties — The Company provides assurance-type warranties on most of its proprietary products covering periods that vary between one year and the lifetime of the product. The warranties cover products that are defective under normal conditions of use and are in-line with industry standards. The Company estimates the costs that may be incurred under its warranties and records the liability at the time product sales are recorded. The warranty liability is primarily based on historical failure rates and costs to repair or replace the product, including any necessary shipping costs. Changes in the Company’s accrued warranty liability for the years ended December 30, 2022, December 31, 2021 and December 25, 2020 can be found in Note 11.

Tax Receivable Agreement — On July 29, 2021, the Company executed a tax receivable agreement (“TRA”) with participants (“TRA Participants”) that provides for payment by the Company to the TRA Participants of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company utilizes in the future from net

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

operating losses and certain other tax benefits that arose prior to the IPO. The Company recognizes this contingent liability in its consolidated financial statements when incurrence of the liability becomes probable and amounts are reasonably estimable. Subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other (expense) income, net. If the Company does not have taxable income (before considering deductions that are subject to the TRA), it is not required (absent circumstances requiring an early termination payment, other acceleration of its obligations under the TRA or a change of control) to make payments under the TRA for that taxable year because no cash tax savings will have been realized. However, unutilized deductions that do not result in realized benefits in a given tax year as a result of insufficient taxable income may be applied to taxable income in future years. Accordingly, this would impact the amount of cash tax savings in such future years and the amount of corresponding payments under the TRA in such future years. See Note 15 for more information about the TRA.

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

For product sales, revenue is recognized when the customer obtains control of the product, which occurs upon shipment, in an amount that reflects the consideration expected to be received in exchange for those products. For services, revenue is recognized ratably over the contract period in an amount that reflects the consideration expected to be received in exchange for those services as the customer receives such services on a consistent basis throughout the contract period. Technical support services represent a series of distinct performance obligations that have the same pattern of transfer to the customer and are recognized as a single performance obligation ratably over the estimated life of the related product.

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

The Company offers a subscription service that allows consumers to control and monitor their homes remotely and allows the consumer’s respective dealer to perform remote diagnostic services. With a subscription, the dealer simultaneously receives and consumes the benefits provided by the Company throughout the subscription period as the Company makes the service available for use. There is a single performance obligation associated with the subscription services and the related revenue is deferred and recognized ratably over the contract period, which is typically one year, as this method best depicts the progress towards the completion of the related performance obligation.

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

The Company has various customer rewards programs (“marketing incentive programs”), which enable participants to earn points for qualifying rewards. The points are redeemed for rewards, including various prizes or product credits for future purchases. The marketing incentive programs provide the customer a material right and give rise to a separate performance obligation. The related revenue and expense incurred are recognized at the time of redemption, expiration, or forfeiture, as that is the point at which the performance obligation related to this incentive program is satisfied. As of December 31, 2021, deferred revenue relating to marketing incentive programs was $768. As of December 30, 2022, there was no deferred revenue relating to marketing incentive programs. The deferred revenue relating to marketing incentive programs is recorded in accrued liabilities on the Company’s consolidated balance sheets. The expense associated with the marketing incentive programs was $1,754, $1,245, and $1,672 for the years ended December 30, 2022, December 31, 2021 and December 25, 2020, respectively, and was included in cost of sales, exclusive of depreciation and amortization, in the accompanying consolidated statements of operations.

Certain customers may receive cash-based incentives or credits (“volume rebates”) which are accounted for as variable consideration. The Company records reductions to revenue for dealer incentives at the time of the initial sale, which is based on estimates of the sales volume customers will reach during the measured period.

Revenue is recognized net of estimated discounts, rebates, and return allowances. The Company estimates the reduction to sales and cost of sales, exclusive of depreciation and amortization for returns based on current sales levels and the Company’s historical return trends. Sales return allowances and rebates were $11,011 and $9,275 as of December 30, 2022, and December 31, 2021, respectively.

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

Selling, General and Administrative Expenses — Selling, general and administrative expenses include office expenses such as payroll and occupancy costs, costs related to warehousing, distribution, outbound transportation to the Company’s customers, warranty, advertising, purchasing, insurance, non-income-based taxes, research and development, and corporate overhead costs.

The Company includes the cost of shipping and handling products sold to customers in selling, general and administrative expenses, and records the cost as incurred. Shipping charges billed to customers are included in net sales. For the years ended December 30, 2022, December 31, 2021, and December 25, 2020, shipping and handling costs totaled $27,561, $27,500, and $21,993, respectively.

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

Research and Development Expenses — Research and development expenses consist primarily of personnel-related expenses for employees working on the product development and software and device engineering teams, including salaries, bonuses, stock-based compensation, benefits and other personnel costs, consulting and contractor expenses, as well as costs for prototypes, facilities, and travel. Research and development expenses were $67,643, $65,459 and $51,967 for the years ended December 30, 2022, December 31, 2021, and December 25, 2020, respectively.

Advertising — Advertising costs, which are expensed as incurred, consist primarily of direct mail and print advertising, internet marketing and advertising, and trade show events. Advertising expenses were $6,871, $5,789 and $4,476 for the years ended December 30, 2022, December 31, 2021 and December 25, 2020, respectively.

Share-Based Compensation — The Company recognizes share-based compensation expense based on the fair value of the awards at the grant date. The Company utilized the Black-Scholes option pricing model to estimate the fair value of the time-based options and shares purchased by the participants of the Employee Stock Purchase Plan (“ESPP”). The Company used a Monte Carlo simulation to estimate the fair value and derived service period of the market-based options. The fair value of restricted stock units (“RSUs”) and performance stock units (“PSU”) is based on the Company’s closing stock price at the grant date. Compensation cost is recognized ratably over the vesting period of the related equity-based compensation award for time-based awards and on a graded-vesting basis for performance and market-based awards. Forfeitures are accounted for as they occur. See Note 13 for further information about the Company’s share-based compensation.

Other Expense (Income) — Other expense (income) primarily consists of interest income, foreign currency remeasurement, TRA liability adjustments, interest rate cap expense, gains and losses on disposal of businesses, and transaction gains and losses.

Income Taxes — The Company files a consolidated federal income tax return and accounts for income taxes in accordance with ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or income tax returns. Under this method, deferred income tax assets and liabilities are recognized based on the differences between the consolidated financial statement amounts and income tax basis of assets and liabilities using enacted tax rates in effect for the period in which the differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. See Note 14 for further information about the Company’s income taxes.

The Company records liabilities for income tax positions taken, or expected to be taken, when those positions are deemed uncertain to be upheld upon examination by taxing authorities. Interest and penalties, if incurred, would be recorded within the income tax provision in the accompanying consolidated statements of operations.

Foreign Currency Translation and Foreign Currency Transactions — Certain non-U.S. wholly owned subsidiaries have functional currencies other than the U.S. dollar. For subsidiaries with a functional currency different from the U.S. dollar, the subsidiaries’ assets and liabilities have been translated to U.S. dollars using the exchange rates in effect at the balance sheet dates. Statements of operations amounts have been translated using the monthly average exchange rate for each year. Foreign currency translation gains or losses are reflected in accumulated other comprehensive loss as a component of equity in the accompanying consolidated balance sheets. Foreign currency remeasurement and transaction gains and losses are included in other income.

Net Loss Per Share — The Company calculates net loss per share by dividing the net loss by the weighted average number of common shares outstanding. See Note 19 for information regarding the calculation of basic and dilutive shares for the periods presented.

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

The Company is also a “smaller reporting company,” because the market value of our shares held by non-affiliates was less than $200 million as of the end of its most recently completed second fiscal quarter. It may continue to be a smaller reporting company if either (i) the market value of its shares held by non-affiliates is less than $250 million or (ii) its annual revenue was less than $100 million during the most recently completed fiscal year and the market value of its shares held by non-affiliates is less than $700 million. If the Company is a smaller reporting company at the time it ceases to be an emerging growth company, it may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.

Recent Accounting Pronouncements Pending Adoption — In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Accounting Standards Codification 848, “ASC 848”). ASC 848 provides practical expedients and exceptions for an entity to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). The objective of the new reference rate reform standard is to clarify the scope of Topic 848 and provide explicit guidance to help companies applying optional expedients and exceptions. The provisions of these updates were only initially available until December 31, 2022, but, in March of 2021 the UK Financial Conduct Authority (“FCA”) announced that the cessation date has been moved to June 30, 2023. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 which extends the availability of the provisions of ASU 2021-01 until December 31, 2024. The Company’s exposure related to the expected cessation of LIBOR is limited to the interest expense and certain fees it incurs on balances outstanding under its credit facilities. The Company does not expect that there will be a material impact to its consolidated financial statements as a result of adopting these ASUs.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 606): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and liabilities from contracts with customers in a business combination in accordance with ASC 606 as if it had originated the contracts. The amendment in this update is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The guidance should be applied prospectively to business combinations occurring on or after the effective date of the amendment in this update. The Company does not expect the adoption of this update to have a material impact to its consolidated financial statements.

In September 2022, the FASB issued ASU 2022-04, Liabilities- Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires buyers in a supplier finance program to disclose information related to the key terms of the program and the obligations the buyer has confirmed as valid to the finance provider or intermediary. The buyers are required to disclose obligations outstanding in interim reporting periods. The amendment in this update is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company does not expect the adoption of this update to have a material impact to its consolidated financial statements.

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

The Company adopted the new leasing standard as of January 1, 2022, using the modified retrospective approach. Therefore, results for reporting periods beginning after January 1, 2022 are presented under Topic 842, while comparative information has not been restated and continues to be reported under ASC 840 in effect for those periods. There was not a cumulative-effect adjustment to accumulated deficit at the beginning of the period of adoption. In adopting the new guidance, the Company elected the package of practical expedients permitted under the transition guidance within the standard, which eliminates the reassessment of whether existing contracts contain leases, lease classification and capitalization of initial direct costs. The Company also elected an accounting policy to not recognize assets or liabilities for

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

leases with a term of less than 12 months, to not separate lease and non-lease components for all asset classes and to not elect to use the hindsight practical expedient. The adoption of the new leasing standard resulted in the recognition of approximately $40,906 and $43,862 of right-of-use (“ROU”) assets and lease liabilities, respectively, on the Company’s consolidated balance sheets for its operating lease commitments. The difference between the ROU assets and lease liabilities is primarily attributable to deferred rent and lease incentives. The adoption of the standard did not have a material impact on the Company’s consolidated statements of operations or on the consolidated statements of cash flows.

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

3.    Acquisitions

The accounting for business combinations is outlined below for years ended December 30, 2022 and December 31, 2021, respectively. There were no material acquisitions during the year ended December 25, 2020.

Transactions Completed in Fiscal Year 2022

Remote Maintenance Systems LP — On October 24, 2022, the Company acquired the remaining outstanding interest of its majority-owned subsidiary, Remote Maintenance Systems LP, doing business as Parasol (“Parasol”), the provider of 24/7 remote support service based on OvrC, creating new opportunities for the Company’s integrators.

The Company acquired the remaining outstanding equity shares of Parasol in exchange of $1,100 of the Company’s common shares. The Company made an initial investment and established its controlling interest in 2018, and has included the results of operations, assets and liabilities in its consolidated financial reports since 2018.

Clare Controls, LLC — On August 8, 2022, the Company entered into a purchase agreement pursuant to which it acquired the assets and specific liabilities of Clare Controls, LLC. (“Clare”), a provider of home automation and security products for whom Snap One has been a distributor since 2019. The Clare acquisition enabled Snap One to convert Clare’s product suite into higher-margin proprietary products and drive growth with professional integrators in adjacent markets. The Company agreed to a purchase price of $6,300, consisting of $4,900 cash paid and $1,400 related to the settlement of a pre-existing note receivable from Clare owed to the Company.

The Company recorded preliminary tangible and intangible assets acquired and liabilities assumed in the transaction according to the acquisition method of accounting, under ASC 805, Business Combinations. The consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of the closing date and are subject to change within the measurement period, which does not exceed twelve months after the closing date. During the measurement period, certain adjustments were recorded to increase goodwill to $2,746 to account for adjustments to the working capital calculation. The Company allocated any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill. Goodwill arising from the Clare acquisition primarily consists of synergies from integrating Clare’s automation and security products into the Company’s existing product portfolio.

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

The preliminary allocation of the purchase price for the Clare acquisition is as follows:

Total purchase consideration	$6,300
Prepaid expenses	$263
Property and equipment, net	26
Operating lease right-of-use assets	160
Identifiable intangible assets	4,300
Total identifiable assets acquired	4,749
Accounts payable	568
Accrued liabilities	284
Current operating lease liability	43
Operating lease liability, net of current portion	117
Other liabilities	183
Total liabilities assumed	1,195
Net identifiable assets acquired	3,554
Goodwill	2,746
Net assets acquired	$6,300

The Company recorded intangible assets related to the Clare acquisition based on estimated fair value, which consisted of the following:

	Useful Lives (Years)	Acquired Value
Technology	4	$3,400
Trade name	6	900
Total intangible assets		$4,300

As a result of the transaction the Company had, for income tax purposes, goodwill of $2,746 that will be deductible in future periods.

The Company recognized $382 of transaction-related expenses, consisting primarily of advisory, legal, and other professional fees related to the Clare acquisition which were included in selling, general, and administrative expenses in the consolidated statements of operations.

Staub Electronics, LTD. — On January 20, 2022, the Company, through its wholly owned subsidiary, Snap One Acquisition Corp., entered into a purchase agreement pursuant to which it acquired the issued and outstanding shares of Staub Electronics, LTD. (“Staub”), a long-time Canadian distribution partner. The Staub acquisition added two Canadian locations to the Company’s distribution footprint. The Company agreed to a cash purchase price of $26,395.

The consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of the closing date and are subject to change within the measurement period, which does not exceed twelve months after the closing date. During the measurement period, certain adjustments were recorded to increase goodwill to $9,438 to account for adjustments to the working capital calculation. The Company allocated any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill. Goodwill arising from the Staub acquisition primarily consists of synergies from integrating the distribution channels of Staub into the Company’s distribution channels.

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

The Company recognized $328 of transaction-related expenses, consisting primarily of advisory, legal, and other professional fees related to the Staub acquisition. The company recognized $214 of expense in fiscal year 2022 and $114 of expense in fiscal year 2021, which were included in selling, general, and administrative expenses in the consolidated statements of operations.

Transaction Completed in Fiscal Year 2021 — On May 4, 2021, the Company entered into a purchase agreement pursuant to which it acquired the issued and outstanding shares of ANLA, LLC. (“Access Networks”), an enterprise-grade networking solutions provider offering networking products, design, configuration, monitoring and support services. The acquisition enhanced the Company’s networking solutions for residential and commercial networks. The Company agreed to a purchase price of $36,641, consisting of both cash and equity, plus contingent consideration of up to $2,000 based upon the achievement of specified financial targets. The Access Networks acquisition closed on May 28, 2021.

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

As part of the acquisition, the Company was be required to pay additional consideration upon the achievement of specified financial targets. As of the acquisition date, the fair value of the contingent consideration was $2,000. During the year ended December 30, 2022, the agreement was modified to change the covered revenue period, reducing expected payouts based on future revenues. As a result of the modification, the fair value of the contingent consideration was reduced to $250 and was paid during the first quarter of the fiscal year ending December 30, 2023. The change in fair value

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

was recorded as a reduction in selling, general and administrative expenses. The Company has recorded a liability of $250 as of December 30, 2022 in accrued liabilities and $2,000 as of December 31, 2021 in other liabilities, respectively, on the Company’s consolidated balance sheet.

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

As of the acquisition date, for income tax purposes, goodwill of $13,616 was determined to be deductible in future periods. The acquisition of Access Networks was treated partially as a taxable acquisition and therefore any contingent consideration paid would result in an increase in tax deductible goodwill. As of the acquisition date, the tax basis in deductible goodwill was evaluated based on the fair value of the contingent consideration at the acquisition date being settled in full. As a result of the reduction in contingent consideration expected to be paid, the value of tax-deductible goodwill was reduced by the same amount, bringing the value to $11,866 as of the year ended December 30, 2022.

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

Pro forma financial information related to the Clare and Staub acquisitions in 2022 and the Access Networks acquisition in 2021 has not been provided as it is not material to the Company’s consolidated results of operations. The results of operations of the acquisitions are included in the Company’s consolidated results of operations from the date of acquisition and were not significant for the year ended December 30, 2022.

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

The following table represents the changes in deferred revenue for the years ended December 30, 2022, December 31, 2021 and December 25, 2020:

	December 30, 2022	December 31, 2021	December 25, 2020
Deferred revenue – beginning of period	$33,385	$30,466	$23,820
Amounts billed, but not recognized	34,401	28,536	28,366
Recognition of revenue	(32,953)	(27,086)	(21,720)
Deferred revenue acquired	218	1,469	—
Deferred revenue – end of period	$35,051	$33,385	$30,466
The Company recorded deferred revenue of $22,611 and $20,944 in accrued liabilities and $12,440 and $12,441 in other liabilities as of December 30, 2022 and December 31, 2021, respectively.

Disaggregation of Revenue — The following table sets forth revenue by geography for the years ended December 30, 2022, December 31, 2021 and December 25, 2020:

	2022	2021	2020
Domestic integrators(a)	$913,832	$829,845	$684,980
Domestic other(b)	57,877	59,155	34,449
International(c)	152,102	119,013	94,684
Total	$1,123,811	$1,008,013	$814,113
(a)Domestic integrators is defined as professional “do-it-for-me” integrator customers who transact with Snap One through a traditional integrator channel in the United States, excluding the impact of recently acquired businesses domestically, specifically Access Networks.
(b)Domestic other is defined as recently acquired entities, specifically Access Networks, and revenue generated through managed transactions with non-integrator customers, such as national accounts.
(c)International consists of all integrators and distributors who transact with Snap One outside of the United States.

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

The following table sets forth revenue by product type between proprietary products and third-party products for the years ended December 30, 2022, December 31, 2021 and December 25, 2020:

	2022	2021	2020
Proprietary products(a)	$762,088	$702,626	$578,412
Third-party products(b)	361,723	305,387	235,701
Total	$1,123,811	$1,008,013	$814,113

(a)Proprietary products consist of products and services internally developed by Snap One and sold under one of Snap One’s proprietary brands.
(b)Third-party products consist of products that Snap One distributes but to which Snap One does not own the intellectual property.

Additionally, the Company’s revenue includes amounts recognized over time and at a point in time, and are as follows for the years ended December 30, 2022, December 31, 2021 and December 25, 2020:

	2022	2021	2020
Products transferred at a point in time	$1,090,858	$980,927	$792,393
Services transferred over time	32,953	27,086	21,720
Total	$1,123,811	$1,008,013	$814,113

Disaggregation of Property & Equipment — Property and equipment, net, by geography as of December 30, 2022 and December 31, 2021:

	2022	2021
United States	$29,470	$18,027
International	5,488	4,576
Total	$34,958	$22,603

5.Inventories

Inventory is stated at the lower of cost or net realizable value, cost being determined under the moving-average method, first-in, first-out (“FIFO”) basis, or specific identification. Inventory costs include the net acquisition cost from the factory, the cost of transporting the product to the Company’s warehouses, and product assembly costs. Reserves for slow-moving and obsolete inventories are provided on historical experience, inventory aging, and product demand. The Company evaluates the adequacy of these reserves and makes adjustments to reserves, as required.

As of December 30, 2022, and December 31, 2021, the Company’s inventory consisted of the following:

	2022	2021
Finished goods	$308,768	$210,540
Raw materials	19,457	10,454
Work in process	500	548
Reserve for obsolete and slow-moving inventory	(14,137)	(10,578)
Total inventories	$314,588	$210,964

Changes in the Company’s reserve for obsolete and slow-moving inventory as of December 30, 2022, December 31, 2021, and December 25, 2020 consisted of the following:

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

Inventory Reserve - December 27, 2019	$6,589
Valuation adjustment	4,579
Write-offs	(718)
Inventory Reserve – December 25, 2020	$10,450
Valuation adjustment	4,578
Write-offs	(4,450)
Inventory Reserve – December 31, 2021	$10,578
Valuation adjustment	7,214
Write-offs	(3,655)
Inventory Reserve – December 30, 2022	$14,137

6.Property and Equipment, Net

Property and equipment, net, as of December 30, 2022, and December 31, 2021, consisted of the following:

	2022	2021
Equipment	$17,554	$13,422
Computers and software	25,965	22,438
Furniture and fixtures	4,524	3,609
Leasehold improvements	16,791	11,505
Construction in progress	12,010	4,512
Total property and equipment	76,844	55,486
Less: Accumulated depreciation	(41,886)	(32,883)
Property and equipment, net	$34,958	$22,603

Total depreciation expense for the years ended December 30, 2022, December 31, 2021, and December 25, 2020 was $9,353, $8,028 and $10,481, respectively.

7.Goodwill and Other Intangible Assets, Net

Goodwill as of December 30, 2022, and December 31, 2021, was $592,186 and $580,761, respectively.

Changes in the carrying value of goodwill are summarized as follows:

Balance - December 25, 2020	$559,735
Additions (a)	21,026
Balance - December 31, 2021	$580,761
Additions (a)	12,184
Cumulative translation adjustments	(759)
Balance - December 30, 2022	$592,186

(a)Goodwill increased by $12,184 in 2022 due to the acquisitions of Staub and Clare, and by $21,026 in 2021 due to the acquisition of Access Networks. See Note 3 for additional details on the Company’s acquisitions.

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

As of December 30, 2022, and December 31, 2021, other intangible assets, net, consisted of the following:

		December 30, 2022
	Estimated Useful Life	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 25 years	$520,825	$(123,393)	$397,432
Technology	4 – 15 years	98,478	(54,391)	44,087
Trade names – definite	2 – 10 years	59,963	(23,627)	36,336
Trade names – indefinite	indefinite	76,564	—	76,564
Total intangible assets		$755,830	$(201,411)	$554,419
(1) Amounts also include any net changes in intangible asset balances for the periods presented that resulted from foreign currency translation.

		December 31, 2021
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 25 years	$509,162	$(96,149)	$413,013
Technology	5 – 15 years	95,078	(38,221)	56,857
Trade names – definite	2 – 10 years	57,660	(16,902)	40,758
Trade names – indefinite	indefinite	76,564	—	76,564
Total intangible assets		$738,464	$(151,272)	$587,192

Total amortization expense for intangible assets for the years ended December 30, 2022, December 31, 2021 and December 25, 2020 was $50,229, $48,553 and $47,491, respectively. The weighted-average useful life remaining for amortizing definite lived intangible assets was approximately 14.5 years as of December 30, 2022.

As of December 30, 2022, the estimated amortization expense for intangible assets for the next five fiscal years and thereafter are as follows:

2023	$49,705
2024	43,204
2025	35,588
2026	35,233
2027	34,417
Thereafter	279,708
Total	$477,855

8.Debt Agreements

On August 4, 2017, the Company’s wholly owned subsidiary, Wirepath, LLC, (“Borrower”), entered into a credit agreement (as amended from time to time, “Old Credit Agreement”), consisting of a senior secured term loan (“Old Initial Term Loan”) and a senior secured revolving credit facility (“Old Revolving Credit Facility”). On August 1, 2019, the Borrower amended the Old Credit Agreement to borrow an additional senior secured term loan (“Old Incremental Term Loan” and, together with the Old Initial Term Loan, as amended, “Old Term Loans”) and increased the commitments under the Old Revolving Credit Facility.

On August 4, 2021, the Company used a portion of the net proceeds from the IPO to prepay $216,902 in aggregate of the amount of the Old Incremental Term Loan consisting of $215,874 in principal plus accrued interest of $1,028. In connection with the prepayment, the Company incurred a charge of $6,645 related to the write-off of the proportionate amount of the unamortized debt issuance costs at the time of the prepayment which was recorded in loss on extinguishment of debt on the Company’s consolidated statement of operations for the year ended December 31, 2021. The unamortized

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

debt issuance costs are allocated between the remaining original loan balance and the portion of the loan paid down on a pro-rata basis.

On December 8, 2021, the Company entered into a Credit Agreement (the “Credit Agreement”) with various financial institutions consisting of a $465,000 in aggregate principal amount of senior secured term loans maturing in seven years (the “Term Loan”) and a $100,000 senior secured revolving credit facility (which includes borrowing capacity available for letters of credit) maturing in five years (the “Revolving Credit Facility”).

In connection with the closing of the Credit Agreement, the Company repaid in full approximately $451,400 of existing borrowings, including accrued interest. The Old Term Loans and Old Revolving Credit Facility and related agreements and documents under the Old Credit Agreement were terminated upon the effectiveness of the Credit Agreement.

The issuance of the Credit Agreement and repayment of the Old Term Loans were evaluated in accordance with ASC 470-50-40 - Debt-Modifications and Extinguishments - Derecognition, to determine whether the refinancing transaction should be accounted for as a debt modification or extinguishment. Each lender involved in the refinancing transaction was analyzed to determine if its participation was a debt modification or an extinguishment. Debt issuance costs for exiting lenders who chose not to participate in the Term Loan were accounted for as extinguishments. Debt discounts and costs incurred with third parties for the issuance of the Term Loan totaling $9,079 were capitalized and amortized over the term of the Term Loan. These capitalized fees associated with new and continuing lenders are presented as cash flows from financing activities on the consolidated statements of cash flows. The Company wrote off $5,427 in debt issuance costs related to the extinguishment of the Old Term Loans which was recorded in loss on extinguishment of debt on our consolidated statement of operations for the year ended December 31, 2021.

On October 2, 2022, the Company entered into an Incremental Agreement (the “Incremental Agreement”) with the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (the “Administrative Agent”) to provide incremental term loans (the “Incremental Term Loan”) in an aggregate principal amount of $55,000. The Incremental Agreement amended the Credit Agreement, dated as of December 8, 2021, among the Company, the lenders party thereto from time to time, the Administrative Agent and the other parties party thereto (as amended by the Incremental Agreement, the “Amended Credit Agreement’). The Company used the proceeds from the Amended Credit Agreement to pay down the existing revolver balance, further increasing its liquidity and allowing for additional flexibility to invest in organic or inorganic growth or use for general corporate purposes. The term loans issued under the Incremental Agreement will mature on the third anniversary of the funding date.
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

Borrowings under the Term Loan will bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the federal funds effective rate, (b) the prime rate and (c) the eurocurrency rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a eurocurrency rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs; provided that such rate is not lower than a floor of 0.50%. Borrowings under the Incremental Term Loan will bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the federal funds effective rate, (b) the prime rate and (c) the forward-looking term rate based on Secured Overnight Financing Rate (“SOFR”) for an interest period of one month plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a forward-looking rate based on SOFR for the interest period relevant to such borrowing provided that such rate in not lower than a floor of 0.50%. The interest rate for the Term Loan was 7.38% as of December 30, 2022 and 5.00% December 31, 2021. The interest rate for the Incremental Term Loan was 10.42% as of December 30, 2022.

Borrowings under the Revolving Credit Facility will bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

the highest of (a) 0.50% per annum plus the federal funds effective rate, (b) the prime rate and (c) the eurocurrency rate determined by reference to the cost of funds adjusted for certain additional costs, plus 1.00%; provided such rate is not lower than a floor of 1.00% or (2) a eurocurrency rate determined by reference to the applicable cost of funds for such borrowing adjusted for certain additional costs; provided such rate is not lower than a floor of zero. As of December 30, 2022, the interest rate of borrowings for the Revolving Credit facility was 9.22%.

The Term Loan amortizes in fixed equal quarterly installments in an amount equal to 1.0% per annum of the total aggregate principal amount thereof immediately after borrowing, with the balance due at maturity. The Company may voluntarily prepay loans or reduce commitments under the Credit Agreement, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty (subject to customary exceptions).

The Company’s outstanding debt as of December 30, 2022 and December 31, 2021 was as follows:

	Maturity Date	December 30, 2022	December 31, 2021
Credit Agreement
Term Loan	12/8/2028	$461,513	$465,000
Incremental Term Loan	10/2/2025	$55,000	$—
Revolving Credit Facility	12/8/2026	$12,000	$—
Outstanding letters of credit	12/8/2026	$5,060	$4,894

The amount available under the Revolving Credit Facility was $82,940 and $95,106 as of December 30, 2022 and December 31, 2021.

As of December 30, 2022, the future scheduled maturities of the above notes payable are as follows:

2023	$5,200
2024	3,900
2025	58,688
2026	16,650
2027	5,813
Thereafter	438,262
Total future maturities of long-term debt	528,513
Unamortized debt issuance costs	(15,855)
Total indebtedness	512,658
Less: Current maturities of long-term debt	5,063
Long-term debt	$507,595

Unamortized costs related to the issuance of the Term Loan were $14,655 as of December 30, 2022 and $12,256 as of December 31, 2021, and was presented as a direct deduction from the carrying amount of long-term debt. Unamortized costs related to the issuance of the Revolving Credit Facility were $1,200 as of December 30, 2022 and were presented as a direct deduction from the carrying amount of the Revolving Credit Facility. As of December 31, 2021, unamortized costs related to the issuance of the Revolving Credit Facility were $1,506 and were included in other assets in the consolidated balance sheet. The costs related to debt issuances are amortized to interest expense over the life of the related debt.

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

As of December 30, 2022, the future amortization of debt issuance costs was as follows:

2023	$3,166
2024	3,396
2025	3,374
2026	2,123
2027	1,918
Thereafter	1,878
Total	$15,855

Interest expense as of December 30, 2022, December 31, 2021 and December 25, 2020 consisted of the following:

	2022	2021	2020
Interest expense from Old Credit Agreement	$—	$26,586	$39,408
Interest expense from Term Loan	30,993	1,485	—
Interest expense from Revolving Credit Facility	2,462	38	—
Interest expense, Other	238	—	20
Amortization of debt issuance costs	2,146	5,053	6,101
Total interest expense	$35,839	$33,162	$45,529

Debt Covenants and Default Provisions — The Credit Agreement contains various customary affirmative and negative covenants, including restrictive covenants that place restrictions on us and may limit our ability to, among other things, incur additional debt and liens, repurchase our securities, undertake transactions with affiliates, make other investments, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, pay dividends or distribute excess cash flow. The Company was in compliance with all debt covenants as of December 30, 2022 and December 31, 2021.

In addition, the Revolving Credit Facility is subject to a first lien secured net leverage ratio of 7.50 to 1.00, tested quarterly commencing with the fiscal quarter ending on or about June 30, 2022, if, and only if, the aggregate principal amount from the Revolving Credit Facility loans, letters of credit (to the extent not cash collateralized or backstopped or, in the aggregate, not in excess of the greater of $10,000 and the stated face amount of letters of credit outstanding on the initial closing date of the Credit Agreement) and swingline loans outstanding and/or issued, as applicable, exceeds 35.0% of the total amount of the Revolving Credit Facility commitments.

The Company may also be required to make additional payments under the financing agreement equal to a percentage of the Company’s annual excess cash flows or net proceeds from any non-ordinary course asset sales or certain debt issuances, if any. The lender has the option to decline the prepayment. The Company did not incur any expected mandatory excess cash flow payments for the period ended December 30, 2022 or December 31, 2021.

9.Fair Value Measurement

Fair Value of Financial Instruments — The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the consolidated statements of operations were as follows:

	As of December 30, 2022		As of December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Notes receivable, net	$59	$59	$6,484	$6,764
Liabilities
Term Loan	$461,513	$421,130	$465,000	$462,675
Incremental Term Loan	$55,000	$51,700	$—	$—

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

Notes Receivable — During the year ended December 30, 2022, the Company acquired Clare, which had an outstanding unsecured loan with the Company. The Company recorded a $5,872 loss on the settlement of the unsecured loan from Clare which is included in Selling, general and administrative expenses on the Company’s Consolidated Statement of Operation. At the acquisition date, the Company settled the notes receivable for $1,400 as part of the transaction. See Note 3 for more information regarding the Clare acquisition.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis — On October 26, 2022, the Company entered into an interest rate cap agreement, on the LIBOR component of interest. The interest rate cap is effective December 31, 2022. The interest rate cap agreement does not qualify for hedge accounting treatment and, accordingly, the Company records the fair value of the agreements as an asset or liability and the change in fair value as income or expense during the period in which the change occurs. The fair value of the interest rate cap is determined using widely accepted valuation techniques based on its maturity and observable market-based inputs, including interest rate curves. This measurement is considered a Level 2 measurement. The interest rate cap had a fair value of $2,563 as of December 30, 2022 and is recorded in other liabilities on the Company’s consolidated balance sheet.

The fair value of the contingent consideration liability related to the Access Networks acquisition is based on unobservable inputs, including management estimates and assumptions about future revenues, and is, therefore, classified as Level 3. During the year ended December 30, 2022, the agreement was modified to change the covered revenue period, reducing expected payouts based on future revenues. As a result of the modification, the fair value of the contingent consideration was reduced to $250 and was paid during the first quarter of the fiscal year ending December 29, 2023. The change in fair value was recorded as a reduction in selling, general and administrative expenses. The Company has recorded a liability of $250 as of December 30, 2022 in accrued liabilities and $2,000 as of December 31, 2021 in other liabilities, respectively, on the Company’s consolidated balance sheet.

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

	Fair value at December 30, 2022	Valuation Technique	Unobservable Input	Volatility
Contingent Value Rights	$1,700	Monte Carlo	Volatility	60%

Changes in the CVRs for the years ended December 30, 2022, December 31, 2021 and December 25, 2020 were as follows:

CVR fair value – December 27, 2019	$3,200
Fair value adjustments	800
CVR fair value – December 25, 2020	$4,000
Fair value adjustments	4,900
CVR fair value – December 31, 2021	$8,900
Fair value adjustments	(7,200)
CVR fair value – December 30, 2022	$1,700

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

There were no transfers into or out of Level 3 during the years ended December 30, 2022 or December 31, 2021.

10.Accrued Liabilities

Accrued liabilities as of December 30, 2022, and December 31, 2021, consisted of the following:

	December 30, 2022	December 31, 2021
Deferred revenue	$22,611	$20,944
Payroll, vacation and bonus accruals	11,068	21,340
Warranty reserve	10,682	14,549
Customer rebate program	5,863	4,775
Sales return allowance	5,148	3,999
Incurred but not reported self-insurance	1,860	1,556
Interest payable	1,578	1,523
Taxes	944	1,774
Other accrued liabilities	4,851	5,057
Total accrued liabilities	$64,605	$75,517

11.Warranties

Changes in the Company’s accrued warranty liability for the years ended December 30, 2022, December 31, 2021 and December 25, 2020, were as follows:

Accrued warranty – December 27, 2019	$19,989
Warranty claims	(12,252)
Warranty provisions	8,786
Accrued warranty – December 25, 2020	$16,523
Warranty claims	(12,455)
Warranty provisions	14,704
Accrued warranty – December 31, 2021	$18,772
Warranty claims	(12,310)
Warranty provisions	8,577
Accrued warranty – December 30, 2022	$15,039
The Company has recorded accrued warranty liabilities of $10,682 and $14,549 in accrued liabilities as of December 30, 2022 and December 31, 2021, respectively, and $4,357 and $4,223 in other liabilities in the accompanying consolidated balance sheet as of December 30, 2022 and December 31, 2021, respectively.

12.Retirement Plan

The Company has a 401(k) plan that covers eligible employees as defined by the plan agreement. The Company matches 100% of employee contributions to the plan, up to 3% of the employees’ total compensation, and 50% of employee contributions to the plan, up to 6% of the employees’ total compensation.

Company contributions to the plan, net of forfeitures, were $5,355, $4,471 and $3,727 for the years ended December 30, 2022, December 31, 2021 and December 25, 2020, respectively.

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

13.Equity Agreements and Incentive Equity Plans

Former Parent Incentive Plan — In October 2017, the Former Parent Entity approved the Class B Unit Incentive Plan (the “2017 Plan”) pursuant to the Company’s partnership agreement (“Partnership Agreement”), which established the terms and provided for grants of certain incentive units to employees, officers, directors, consultants, and advisors of the Former Parent Entity containing service-based and/or market-based vesting criteria. Class B-1 Incentive Units (“B-1 Units”) issued under the 2017 Plan vest in installments over a five-year period, subject to the grantee’s continued employment or service. Class B-2 Incentive Units (“B-2 Units” and collectively with the B-1 Units, “Incentive Units”) issued under the 2017 Plan contain both service conditions consistent with the B-1 Units and market-based vesting conditions that require the achievement of a specified return hurdle to the controlling shareholders in order to vest. The fair value of equity-classified awards is determined on the date of grant and is not remeasured. All B-1 Units and B-2 Units are classified as equity awards. For B-2 Units, the determination of the fair value of these awards takes into consideration the likelihood of achievement of the market condition. Prior to the modification of the Incentive Units in connection with the Company’s IPO on July 27, 2021, the Company recognized $2,605 of compensation expense related to the Incentive Units within selling, general and administrative expenses in the accompanying consolidated statements of operations during the year ended December 31, 2021. The Company recognized $4,284 of compensation expense within selling, general and administrative expenses related to Incentive Units for the years ended December 25, 2020.

Prior to the IPO, the B-1 and B-2 units granted and the total grant-date fair value of B-1 Units that vested during the year ended December 31, 2021 were not significant. The fair value of Incentive Units granted during the year ended December 25, 2020 was estimated using an option pricing model with the following key assumptions:

2020
Expected holding period	4 years
Risk-free rate of return	0.20 - 0.30%
Expected dividend yield	—%
Expected volatility	47 - 51%
Discount for lack of marketability	20 - 25%

Prior to the IPO, the Company estimated a discount for lack of marketability (“DLOM”) using a put option model. The DLOM reflects the lower value placed on securities that are not freely transferable, as compared to those that trade frequently in established markets.

The weighted-average grant date fair value per share of B-1 Units granted during the year ended December 25, 2020 was $0.42. There were no B-2 Units granted during the year ended December 25, 2020. The total grant-date fair value of B-1 Units that vested during the year ended December 25, 2020 was $4,260.

2021 Incentive Plan — On July 16, 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) in order to provide a means through which to attract, retain and motivate key personnel. Awards available for grant under the 2021 Plan include non-qualified and incentive stock options, restricted shares of our common stock, other equity-based awards tied to the value of our common stock and cash-based awards.

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

B-2 Incentive Unit Modification

Prior to the exchange for newly issued restricted stock awards, B-2 Units vested based upon the satisfaction of an explicit service period and a market condition. The restricted stock awards issued to replace B-2 Units vest based upon achievement of one or more of: (i) a total return hurdle, (ii) an average return hurdle and/or (iii) a volume weighted average price hurdle, which are substantially the same as the previous market-condition vesting criteria of the B-2 Units. Although the restricted stock awards that replace the B-2 Units do not contain an explicit service condition, the vesting is subject to continued employment and will be forfeited if these hurdles, which include both market and performance conditions, are not achieved on or prior to February 4, 2024, resulting in a derived service period. For the majority of B-2 Units, the requisite service period was extended as a result of the modification. The acceleration of compensation expense due to the modification of vesting terms was immaterial.

Awards issued in connection with the 2021 Plan — During the year ended December 31, 2021, the Company, under the 2021 Plan and in connection with the Equity Award Conversion, granted 4,243 options to holders of B-1 Units (“Time-based Options”) and 1,155 options to holders of B-2 Units (“Market-based Options” and collectively with the Time-based Options, “Leverage Replacement Options”). The Leverage Replacement Options have an exercise price equal to the initial public offering price per share of the Company’s common stock and a contractual term of ten years from the initial grant date of the related Incentive Unit. The Time-based Options are subject to the same time-based vesting and the Market-based Options are subject to the same market-condition vesting criteria outlined for the restricted stock awards issued for the Incentive Units. Additionally, recipients of the Leverage Replacement Options received both vested and unvested Leverage Replacement Options in the same proportion as their vested and unvested B-1 and B-2 Units held immediately prior to the IPO and upon the Equity Award Conversion. The Company immediately recognized compensation expense for vested Time-based Options on the grant date as the awards provide value to the holders that is incremental to the value of B-1 Units held prior to the IPO and related modification. There were no vested B-2 Units at the date of the IPO and therefore no immediate expense recognition. In addition to the Leverage Replacement Options, the Company issued additional Time-based Options which vest over three years during the year ended December 31, 2021.

Restricted Stock Awards

In connection with the IPO, the Company issued restricted common stock to holders of unvested B-1 Units and B-2 Units. The grant date fair value of restricted stock awards was determined to be $18.00 per share, based on the initial listing price of the Company’s common stock on the grant date.

The summary of the Company’s restricted stock awards activity is as follows:

	Restricted Stock Awards
	B-1 Incentive Units		B-2 Incentive Units
	Number of Units	Weighted- Average Grant-Date Fair Value	Number of Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2021	633	$18.00	807	$18.00
Granted	—	—	—	—
Vested	389	18.00	—	—
Forfeited	21	18.00	15	18.00
Outstanding at December 30, 2022	223	$18.00	792	$18.00

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

For the year ended December 31, 2021, the weighted average grant date fair value of B-1 and B-2 Units was $18.00 per share. No B-1 or B-2 Units were granted for the year ended December 30, 2022. The fair value of B-1 Units that vested during the years ended December 30, 2022 and December 31, 2021 was $7,002 and $3,402, respectively. No B-2 Units vested during the years ended December 30, 2022 and December 31, 2021.

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

	Time-based Options	Market-based Options
Expected term	3.1-7.0 years years	2.5 years
Risk-free rate of return	0.4 -1.0%	0.6%
Expected dividend yield	—%	—%
Expected volatility	45%	45%

The summary of the Company’s option activity as of December 30, 2022 is as follows:

	Time-based Options			Market-based Options
	Number of Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value(a)	Number of Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2021	4,393	$6.49	$13,532	1,155	$5.66	$3,558
Granted	—	$—	—	—	$—	—
Exercised	—	$—	—	—	$—	—
Forfeited	160	$7.06	—	30	$5.66	—
Outstanding at December 30, 2022	4,233	$6.47	$—	1,125	$5.66	$—
Options exercisable at December 30, 2022	3,141	$6.19	$—	—	$—	$—

(a)The intrinsic value represents the amount by which the fair value of the Company’s stock exceeds the option exercise price as of December 30, 2022 and December 31, 2021, respectively.

The weighted average grant date fair value of the Time-based and Market-based Options granted during the year ended December 31, 2021, was $6.47 and $5.66, respectively. No Time-based or Market-based Options were granted during the year ended December 30, 2022. The fair value of Time-based Options that vested during the years ended December 30, 2022 and December 31, 2021 was $5,602 and $13,842, respectively. No Market-based Options vested during the period ending December 30, 2022 and December 31, 2021.

Restricted Stock Units — The Company awarded restricted stock units (“RSUs”) under the 2021 Plan to its employees and directors. These RSUs are subject to time-based vesting conditions based on the continued service of the RSU holder. RSUs granted typically have an initial annual cliff vest and then vest quarterly over the remaining service period, which is generally one to four years. The fair value of RSUs granted after the IPO date is based on the Company’s closing stock price on the date of grant.

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

The summary of the Company’s RSU activity is as follows:

	Restricted Stock Units
	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2021	390	$18.22
Granted	1,286	16.99
Vested	221	18.12
Forfeited	95	18.47
Outstanding at December 30, 2022	1,360	$17.05

The weighted average grant date fair value of the restricted stock units granted during the years ended December 30, 2022 and December 31, 2021, was $16.99 and $18.22, respectively. The fair value of restricted stock units that vested was $4,012 for the year ended December 30, 2022. No restricted stock units vested during the period ending December 31, 2021.

Performance Stock Units — During the year ended December 30, 2022, the Company granted performance-based restricted stock units (“PSUs”) to certain employees under the 2021 Plan. The fair value of PSUs granted is based on the Company’s closing stock price on the date of grant. Each PSU grant vests in annual tranches over a three-year service period. Total units earned for grants may vary between 0% and 200% of the units granted based on the attainment of net sales and company-specific adjusted EBITDA targets during the performance period (generally the fiscal year of the date of the grant) and upon continued service. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSUs that are probable of vesting. PSUs will vest with continued service and upon achievement of the relevant performance targets.

The summary of the Company’s PSU activity is as follows:

	Performance Stock Units
	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2021	—	$—
Granted	439	19.01
Vested	—	—
Forfeited	9	20.46
Performance Adjustment (1)	176	20.46
Outstanding at December 30, 2022	254	$17.96
(1)Performance adjustment represents adjustments in shares outstanding due to the actual achievement of performance based awards, the achievement of which was based upon predefined financial performance targets.

Total equity-based compensation expense — Equity-based compensation expense is included within selling, general and administrative expenses in the accompanying consolidated statements of operations. For all equity-based compensation awards, the Company recognizes forfeitures as they occur. Compensation expense for the years ended December 30, 2022,

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

December 31, 2021 and December 25, 2020, and unrecognized stock compensation expense and weighted average remaining expense period as of December 30, 2022 consisted of:

				December 30, 2022
	December 30, 2022	December 31, 2021	December 25, 2020	Unrecognized compensation expense	Weighted-Average Remaining Contractual Term (Years)
2017 Plan
Incentive units	$—	$2,605	$4,284	$—	—
2021 Plan
Restricted stock awards	4,187	1,975	—	4,251	1.24
Time-based options	6,375	14,152	—	7,346	1.96
Market-based options	2,487	1,113	—	2,771	1.10
Restricted stock units	7,316	1,677	—	18,188	2.88
Performance stock units	2,108	—	—	2,461	1.48
Other equity-based compensation	380	—	—	828	2.05
Total	$22,853	$21,522	$4,284	$35,845	1.89

Employee Stock Purchase Plan — The Company’s board of directors adopted, and its shareholders approved, the Snap One Holdings Corp. 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP initially reserves 750 shares for issuance. The number of shares available for issuance under the ESPP is subject to adjustment for certain changes in our capitalization. Under the ESPP, shares of common stock may be purchased by eligible participants during defined purchase periods at 85% of the lesser of the closing price of the Company’s common stock on the first day or last day of each purchase period. The Company used a Black-Scholes option pricing model to value the common stock purchased as part of the Company’s ESPP. The fair value estimated by the option pricing model is affected by the price of the common stock as well as subjective variables that include assumed interest rates, our expected dividend yield, and our expected share volatility over the term of the award.

Offering periods are generally six months long and begin on May 23 and November 23 of each year. For the year ended December 30, 2022, 158 shares of common stock were purchased under ESPP at an average price of $6.79 per share. Stock based compensation expense recognized related to the ESPP was $438 for the year ended December 30, 2022. Eligible participants contributed $287 as of December 30, 2022, which is included in accrued liabilities in the accompanying consolidated balance sheet. As of December 30, 2022, unrecognized compensation cost was $301.

Control4 Equity Awards — In connection with the acquisition of Control4 Corporation (“Control4”) in 2019, the Company agreed to a settlement of Control4 equity awards that were outstanding immediately prior to the acquisition date, consisting of stock options and restricted stock units (collectively “C4 Equity Awards”). As of the acquisition date, 2,998 shares of C4 Equity Awards were cancelled and converted into rights to receive cash payments (“Replacement Awards”). During the year ended December 31, 2021, there were eight forfeited Replacement Awards. As of December 31, 2021, 41 unvested Replacement Awards remained outstanding and no vested Replacement Awards remained outstanding. As of December 30, 2022, all Replacement Awards have vested, and the related expense has been recognized.

The Company recognized $294, $4,265 and $7,353 of compensation expense relating to the Replacement Awards within selling, general and administrative expenses in the accompanying consolidated statements of operations during the years ended December 30, 2022, December 31, 2021 and December 25, 2020, respectively.

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

14.Income Taxes

Income (loss) before income taxes, excluding loss for noncontrolling interests, consists of the following:

	December 30, 2022	December 31, 2021	December 25, 2020
Domestic	$(3,866)	$(44,650)	$(26,998)
Foreign	(6,219)	1,606	(2,237)
Total	$(10,085)	$(43,044)	$(29,235)

The components of income tax benefit for the years ended December 30, 2022, December 31, 2021 and December 25, 2020, were as follows:

	December 30, 2022	December 31, 2021	December 25, 2020
Current
Federal	$2,794	$—	$—
State	2,289	1,005	96
Foreign	1,110	330	976
Total	6,193	1,335	1,072
Deferred
Federal	(5,954)	(5,708)	(8,778)
State	(1,790)	(1,963)	3,756
Foreign	92	(306)	(401)
Total	(7,652)	(7,977)	(5,423)
Income tax benefit	$(1,459)	$(6,642)	$(4,351)

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

The tax effects of temporary differences and carryforwards that gave rise to deferred tax assets and liabilities as of December 30, 2022 and December 31, 2021, are as follows:

	2022	2021
Deferred Tax Assets
Net operating loss	$3,845	$17,815
Interest carryforward	7,793	8,442
Accrued liabilities and reserves	14,545	14,864
Uniform capitalization	593	352
Capital loss carryforward	8,719	8,719
R&D credits	17,296	17,923
Deferred revenue	3,422	3,724
Depreciable property	1,690	1,661
Stock compensation	8,020	4,294
Section 174 research and expenditures	18,046	—
Other	—	746
Total deferred tax assets	83,969	78,540
Valuation allowance	(15,554)	(15,044)
Total deferred tax assets, net of valuation allowance	68,415	63,496
Deferred Tax Liabilities
Amortization of intangibles	(93,489)	(96,952)
Amortization of goodwill	(17,072)	(13,401)
Transaction Costs	(55)	(219)
Other	(321)	—
Total deferred tax liabilities	(110,937)	(110,572)
Net deferred tax liabilities	$(42,522)	$(47,076)

The components of the Company’s net deferred tax liabilities as of December 30, 2022 and December 31, 2021, are as follows:

	December 30, 2022	December 31, 2021
Domestic deferred tax liabilities	$(40,505)	$(48,555)
Foreign deferred tax liabilities	(3,010)	—
Foreign deferred tax assets	993	1,479
Net deferred tax liabilities	$(42,522)	$(47,076)

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

The Company determined, based on the available evidence, that it is uncertain whether certain of its jurisdictions will generate sufficient future taxable income and of the correct character to recognize certain of these deferred tax assets. As a result, the Company’s deferred tax asset for net operating losses, capital loss carryforwards and credits reflect a valuation allowance of $15,554 and $15,044 as of December 30, 2022 and December 31, 2021, respectively.

Given its overall deferred tax liability position, the Company expects to fully utilize its U.S. federal and state net operating loss carryforward balances with the exception of a portion of the Utah state net operating loss. However, the

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

Company expects a portion of their U.S. federal research and development credits to expire unused in future years along with all of their remaining state research and equipment credits. A partial valuation allowance has been established for the portion of credits expected to expire unused. The Company will continue to maintain a full valuation allowance against the foreign tax credit carryovers. In 2020, the Company sold the stock of their fully owned subsidiary, Autonomic Controls, Inc., for $1,104, incurring a capital loss of $35,039 for tax purposes. The Company has determined the capital loss will not be utilized due to insufficient capital gains. A full valuation allowance has been recorded against this asset for both federal and state.

Net operating loss and tax credit carryforwards as of December 30, 2022 are as follows (gross of valuation allowance and uncertain tax positions):

	Amount	Expiration Years
Net operating losses, state	$39,345	2023-2041
Net operating losses, state	$750	Indefinite
Net operating losses, foreign	$8,435	2023-2026
Net operating losses, foreign	$643	Indefinite
Tax credit carryforwards, federal	$21,548	2023-2042
Tax credit carryforwards, state	$1,833	2023-2030
Capital loss carryforwards, federal	$35,039	2025
Capital loss carryforwards, state	$22,640	2025

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

The Company recorded gross unrecognized tax benefit of $591, $161 and an expense of $187 during the years ended December 30, 2022, December 31, 2021 and December 25, 2020, respectively.

The Company’s treatment of interest and penalties related to the resolution of uncertain tax positions is to report them as a component of income tax expense. However, the Company’s current unrecognized tax benefits are presented net with their related deferred tax assets or will be used on their fiscal year 2022 income tax return filing, therefore, no interest and

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

penalties have been included in the Company’s income tax expense for years ended December 30, 2022, December 31, 2021 and December 25, 2020.

Balance - December 27, 2019	$8,281
Additions for tax position of the current year	538
Reduction for tax positions of prior years for:
Changes in judgment	(670)
Lapses of applicable statutes of limitations	(55)
Balance - December 25, 2020	$8,094
Additions for tax position of the current year	400
Reduction for tax positions of prior years for:
Changes in judgment	(162)
Lapses of applicable statutes of limitations	(76)
Balance - December 31, 2021	$8,256
Additions for tax position of the current year	528
Reduction for tax positions of prior years for:
Changes in judgment	148
Lapses of applicable statutes of limitations	(85)
Balance - December 30, 2022	$8,847

The Company files income tax returns in the United States, including various state and local jurisdictions. The Company’s subsidiaries file income tax returns in the United Kingdom, Australia, China, Germany, India, New Zealand, Switzerland, Serbia, and Canada. The Company is subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company is no longer subject to income tax examinations for the following jurisdictions and years: federal, for years before 2019; state and local, for years before 2017; or foreign, for years before 2016. However, federal net operating loss and credit carryforwards from all years are subject to examination and adjustments for at least three years following the year in which the attributes are used.

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

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

The reconciliation of the Company’s effective income tax rate with the statutory rate is as follows:

	December 30, 2022	December 31, 2021	December 25, 2020
Federal income tax rate	21.00%	21.00%	21.00%
State income taxes	(2.33)%	1.04%	1.57%
Foreign income taxes	(0.10)%	(0.07)%	1.03%
Deferred rate change	(3.78)%	0.46%	(6.00)%
Foreign tax rate differences	(1.71)%	0.42%	(1.31)%
Autonomic sale (tax)	—%	—%	29.82%
Incentive stock compensation	(12.73)%	(2.23)%	(3.08)%
Cash in lieu of Tax Receivable Agreement	—%	(5.06)%	—%
Tax receivable agreement adjustments/amortization	(0.31)%	—%	—%
Research and development tax credits	33.50%	2.84%	14.37%
Valuation allowance	(25.52)%	1.42%	(41.61)%
Changes in uncertain tax positions	(7.36)%	(0.41)%	0.64%
Contingent value rights	9.25%	(1.47)%	(0.35)%
Foreign-derived intangible income	9.35%	—%	—%
Global intangible low-taxed income	(2.51)%	(0.66)%	—%
Meals and entertainment	(1.93)%	(0.22)%	(0.20)%
Other items, net (1)	(0.35)%	(1.64)%	(1.00)%
Effective income tax rate	14.47%	15.42%	14.88%
(1)Global intangible low-taxed income, contingent value rights, and meals and entertainment were grouped in other items, net for the prior two fiscal years as it was not material to require separate statement. The Company has updated the rate reconciliation for the prior years to separately state these items for consistency purposes.

Due to pretax losses in the years ended December 30, 2022, December 31, 2021 and December 25, 2020, the effective rate items listed above with negative signs represent increases to income tax expense and positive amounts represent decreases to income tax expense.

In March 2021, the U.S. Internal Revenue Service (“IRS”) began an examination of the Company’s 2018 U.S. federal income tax return. The examination concluded in 2022 with no change. In July 2021, the state of California began an examination of the Company’s 2018 California income tax return. The examination concluded in 2022 with no change. There are no open income tax audits as of December 30, 2022.

15.Tax Receivable Agreement

Upon the closing of the IPO, the Company recognized a non-current liability of $112,681, which represented undiscounted aggregate payments that it expects to pay the TRA Participants under the TRA, with an offset to additional paid-in capital. Subsequent changes in the measurement of the liability will be adjusted through the consolidated statement of operations. The TRA liability is an estimate and estimating the amount of payments that may be made under the TRA is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount, character and timing of the Company’s income. As of December 30, 2022, the Company recognized a total liability of $111,453, of which $10,191 and $101,262 are recorded within the current and noncurrent financial statement line items, respectively. As of December 31, 2021, the Company recognized a total liability of $112,406, which was recorded within the noncurrent tax receivable liability financial statement line item. For the years ended December 30, 2022 and December 31, 2021, the Company recognized measurement adjustments of $953 and $275, which were recognized in other income on the consolidated statements of operations. Payments under the TRA began after the filing of the Company’s 2021 federal tax return. The first payment, including accrued interest, was made on February 15, 2023 in the amount of $10,468.

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

During the year-ended December 31, 2021, with respect to certain pre-IPO owners that are not TRA Participants, the Company paid $13,210 with cash on hand for their interests in lieu of their participation in the TRA. The Company paid $10,456 of the cash payments directly and were expensed and paid or accrued in conjunction with the closing of the IPO. The remaining $2,754 of the cash payments to pre-IPO owners are subject to vesting requirements and are held in escrow until vested. The cash payments held in escrow are included in the consolidated balance sheet in prepaid expenses and other assets and are expensed over the requisite service period. As of December 30, 2022 and December 31, 2021, $1,169 and $2,285, respectively, are included in prepaid expense and other assets. In total, $1,116 and $10,925 was recorded as compensation expense within selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 30, 2022 and December 31, 2021. For the year ended December 25, 2020, there was no compensation expense recorded.

16.Commitments and Contingencies

Legal Proceedings — During the normal course of business, the Company is occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable, and the amount of such loss can be reasonably estimated. As of December 30, 2022 and December 31, 2021, no significant reserves were recorded. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. However, the Company does not expect the outcome of the matters currently pending will have a material adverse effect on the consolidated financial statements.

17.Leases

The Company determines if an arrangement is a lease or contains a lease at inception. For all leases with a term longer than 12 months, operating leases are recorded under the noncurrent operating lease asset financial statement line item and the current and noncurrent operating lease liability financial statement line items on its consolidated balance sheets. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for as a single lease component for all asset classes. Lease expense is recognized on a straight-line basis over the lease term.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Since most of the Company’s leases do not provide an implicit rate, the Company uses its own incremental borrowing rate (“IBR”) on a collateralized basis in determining the present value of lease payments. The Company utilizes a market-based approach to estimate the IBR.

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

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

The components of the Company’s lease costs are:

December 30, 2022
Operating lease cost (a)	$14,882
Variable lease cost	4,388
Short-term lease cost	301
Total lease cost	$19,571
(a)Included in cost of sales, exclusive of depreciation and amortization, and selling, general and administrative expenses in the Company’s consolidated statement of operations.

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

December 30, 2022
Cash paid for amounts included in the measurement of lease liabilities	$14,136
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$66,231

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

December 30, 2022
Weighted-average remaining lease term	6.7 years
Weighted-average discount rate	7.2%

As of December 30, 2022, future lease payments under non-cancelable lease commitments for the next five fiscal years and thereafter were as follows:

2023	$14,232
2024	13,817
2025	12,653
2026	10,536
2027	8,749
Thereafter	25,400
Total lease payments	85,387
Less: Imputed interest	20,317
Less: Lease incentive receivable	3,600
Present value of lease liabilities	$61,470

As of December 30, 2022, the Company has entered into additional lease agreements for office space that have not yet commenced. Aggregate lease payments for these leases total $6,423 on an undiscounted basis.

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

The future minimum lease payments for operating lease obligations under ASC Topic 840 as of December 31, 2021 were as follows:

2022	$13,168
2023	9,255
2024	7,558
2025	6,357
2026	4,510
Thereafter	5,460
Total future minimum lease payments	$46,308

Under ASC 840, Leases, total rental expense for the years ended December 31, 2021 and December 25, 2020 was $12,325 and $10,909.

18.Stockholders’ Equity

Holders of voting common stock are entitled to one vote per share and to receive dividends. The Company had noncontrolling interests of $261 as of December 31, 2021. There was no noncontrolling interest outstanding as of December 30, 2022 due to the Company’s purchase of outstanding equity shares of Parasol. See Note 3 for further information.

Changes in noncontrolling interests each period include net income attributable to noncontrolling interests and cash contributions by minority partners to the Company’s consolidated subsidiaries. There were no material cash contributions by minority partners for the years ended December 30, 2022, December 31, 2021 and December 25, 2020.

In July 2021, the Company amended its Amended and Restated Certificate of Incorporation which, among other things, effected a 150-for-1 stock split of its shares of common stock, increased the par value of its common stock from $0.001 to $0.01 per share, increased the authorized number of shares of its common stock to 500,000 and authorized 50,000 shares of preferred stock. There was no preferred stock outstanding as of December 30, 2022, and December 31, 2021. All references to share and per share amounts in the Company’s consolidated financial statements have been retrospectively revised to reflect the stock split, the increase in par value and the increase in authorized shares.

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

Share repurchase activity consists of the following:

December 30, 2022
Number of shares repurchased	269
Total cost	$2,887
Average per share cost including commissions	$10.71

The Company has elected to retire shares repurchased to date. Shares retired become part of the pool of authorized but unissued shares. The purchase price of the retired shares in excess of par value, including transaction costs, are recorded as a decrease to additional paid-in capital. As of December 30, 2022, $55 of share repurchases were included in accrued liabilities in our consolidated balance sheets, as these repurchase transactions had not yet settled.

Snap One Holdings Corp. and Subsidiaries
Notes to the Consolidated Financial Statements
(in thousands, except per share amounts)

19.Loss Per Share

Basic loss per share represents net loss divided by the weighted-average shares outstanding. Diluted loss per share is the same as basic income or loss per share, as the Company had no potentially dilutive securities during the year ended December 25, 2020. The following table presents the calculations of basic and diluted loss per share for the years ended December 30, 2022, December 31, 2021 and December 25, 2020:

	For the Years Ended
	December 30, 2022	December 31, 2021	December 25, 2020
Net loss attributable to Company	$(8,626)	$(36,402)	$(24,884)
Weighted-average shares outstanding - basic and diluted	74,651	65,541	58,865
Loss per share - basic and diluted	$(0.12)	$(0.56)	$(0.42)

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

	December 30, 2022	December 31, 2021
Restricted stock awards	1,240	635
Time-based options	4,315	1,870
Market-based options	1,151	489
Restricted stock units	1,138	162
Performance stock units	231	—
Other equity-based compensation	66	—
Total	8,141	3,156

20.Related Parties

The Company’s controlling shareholder, H&F, owns an insurance brokerage vendor used by the Company. For the years ended December 30, 2022 and December 31, 2021, the Company incurred $1,114 and $1,874 of expenses from this vendor. The Company incurred no expenses for the year ended December 25, 2020 related to this vendor. During 2022, the Company discontinued the use of vendor as its insurance broker, however the Company’s 401(k) plan continued to use the vendor as it’s Plan Administrator. No fees were billed to the Company directly for the 401(k) plan administration service. Additionally, H&F also has an ownership interest in a human capital management, payroll, HR service and workforce management vendor used by the Company. For the years ended December 30, 2022, December 31, 2021 and December 25, 2020, the Company incurred $519, $541 and $347 of expenses, respectively. These expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Amounts owed by the Company in connection with the expenses described above were not material as of December 30, 2022, December 31, 2021 and December 25, 2020, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this Annual Report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of period covered by this Annual Report due to the material weakness discussed below related to the inability to design or maintain an effective control environment over certain information technology (“IT”) general controls or information systems and applications that are relevant to the preparation of our consolidated financial statements.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Our internal control over financial reporting is designed to provide reasonable assurance to Management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets;
•Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time.

With the participation of the CEO and the CFO, management conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report, at a reasonable assurance level described above. We performed an assessment of the effectiveness of our internal control over financial reporting based on the framework described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our CEO and CFO concluded, given the existence of a material weakness described below, that our internal control over financial reporting was not effective as of the end of the period covered by this Annual Report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of its assessment, management, with the participation of our CEO and CFO, identified a material weakness in internal control related to ineffective information technology general controls (ITGCs) or information systems and applications that are relevant to the preparation of our consolidated financial statements. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. We identified a material weakness in internal control related to ineffective ITGCs in the areas of where we did not design and maintain (1) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records that are relevant to the preparation of our financial statements are identified, tested, authorized and implemented appropriately, and (2) access controls to ensure access to programs and data is authorized and entitlements and privileges are recertified on a periodic basis to validate that only authorized individuals have access to the Company’s data. We believe the combination of control deficiencies resulted in this material weakness were a result of: IT control processes lacking sufficient documentation, insufficient training on the importance of ITGCs and insufficient resources to perform rigorous review over data sourced from key systems.

Our independent registered public accounting firm has not performed an evaluation of our internal controls over financial reporting in accordance with the SEC rules because no such evaluation is currently, or in the past has been required.

Remediation Plan and Status

We have taken and intend to continue to take actions to remediate the material weakness described above. In order to remediate this material weakness, we began implementing a remediation plan to improve our internal control over financial reporting and remediate the related control deficiencies. Among other procedures, Management has executed the following remedial actions:

•Formally enhanced, developed, and implemented policies, procedures and processes relating to our internal controls over financial reporting.
•Hired an experienced Chief Information Office (CIO), along with additional information technology and internal controls personnel whom possess public company accounting, auditing and reporting expertise.
•Continued engagement with outside consultants to advise on changes to the design of controls, procedures and the implementation of future business processes and information technology systems.
•Enhanced our internal disclosure processes to provide greater representation across functions to improve opportunities to identify matters requiring controls and disclosures consideration.

In addition to the actions underway, we plan to continue enhancements to our internal controls over financial reporting in 2023. Additional remedial actions include:

•Implementing new control procedures over certain areas previously deemed ineffective related to design and operating effectiveness of information technology general controls.
•Designing and implementing new software to consolidate legacy applications and enhance the related business process and information technology controls.
•Implementing guidelines to establish requirements for documenting our procedures for validating the data sourced from key systems applicable to key business process and information technology controls.
•Determining any additional resources that may be necessary to effectively implement additional review and control procedures.
•Establishing a controls governance committee to manage and improve the oversight of the remediation activity and enhance the execution of internal controls.

The actions that we are taking are subject to ongoing senior management review, as well as oversight of the audit committee of our Board of Directors. We also may conclude that additional measures may be required to remediate the material weaknesses or determine to modify the remediation plans described above. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and make any further changes management deems appropriate.

Changes in Internal Control over Financial Reporting

Other than those described above, there were no changes in our internal control over financial reporting, as defined by Rule 13a-15(f) of the Exchange Act, identified in connection with the evaluation required under the Exchange Act that occurred during the quarter ended December 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

All other information required by this Item will be contained in the Proxy Statement relating to our 2023 Annual Meeting of Stockholders, and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 30, 2022.

The following individuals currently serve as our Directors and Officers. Additional biographical information will be included in our Proxy Statement.

Independent Directors
•Jacob Best, Partner, Hellman & Friedman, LLC
•Thomas Hendrickson, Director and Audit Committee Chairperson for Ollies Bargain Outlet Holdings, Inc. and Director and Audit Committee Chairperson for O’Reilly Auto Parts
•Annmarie Neal, Partner, Hellman & Friedman, LLC
•Erik Ragatz, Partner, Hellman & Friedman, LLC
•Adalio Sanchez, President of S Group Advisory, LLC
•Amy Steel Vanden-Eykel, Chief Marketing Officer, Staples, Inc.
•Kenneth Wagers, III, Chief Financial Officer, Flexport

Director and CEO
•John Heyman, Chief Executive Officer, Snap One

Other Executive Officers
•Michael Carlet, Chief Financial Officer, Snap One
•Kathleen Creech, Chief People Officer, Snap One
•Jefferson Dungan, Chief Operating Officer, Snap One
•JD Ellis, Chief Legal Officer, Snap One
•Jeffrey Hindman, Chief Revenue Officer, Snap One
•GPaul Hess, Chief Product Officer, Snap One

Item 11. Executive Compensation

The information required by this Item will be contained in the Proxy Statement relating to our 2023 Annual Meeting of Stockholders, and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 30, 2022.

Item 12. Security Ownership of Certain Beneficial Owner

The information required by this Item will be contained in the Proxy Statement relating to our 2023 Annual Meeting of Stockholders, and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 30, 2022.

Item 13. Certain Relationships and Related Transactions

The information required by this Item will be contained in the Proxy Statement relating to our 2023 Annual Meeting of Stockholders, and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 30, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this Item, aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), will be contained in the Proxy Statement relating to our 2023 Annual Meeting of Stockholders, and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 30, 2022.

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

10.3.1+	Amendment No. 1 to the 2021 Equity Incentive Plan, dated as of February 15, 2023 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 16, 2023).

10.4+	Form of Option Agreement under the Snap One Holdings Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 of Snap One Holdings Corp.’s Registration Statement filed on July 2).

10.5+
Form of Restricted Stock Unit Agreement under the Snap One Holdings Corp. 2021 Equity Incentive Plan (Employee) (incorporated by reference to Exhibit 10.10 of the Registration Statement filed on July 2).

10.6+
Form of Restricted Stock Unit Agreement under the Snap One Holdings Corp. 2021 Equity Incentive Plan (Non-Employee Director) (incorporated by reference to Exhibit 10.11 of the Registration Statement filed on July 2).

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

10.19
Incremental Agreement No. 1 to Credit Agreement, dated as of October 2, 2022, among Snap One Holdings Corp., the lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 6, 2022).

10.20+
Form of Restricted Stock Unit Agreement under the Snap One Holdings Corp. 2021 Equity Incentive Plan (Employee, 2023 version). (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on February 16, 2023).

10.21+
Form of Restricted Stock Unit Agreement under the Snap One Holdings Corp. 2021 Equity Incentive Plan (Non-Employee Director, 2023 version). (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on February 16, 2023).

10.22+
Form of Performance-Based Restricted Stock Unit Agreement under the Snap One Holdings Corp. 2021 Equity Incentive Plan (Employee, 2023 version) (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on February 16, 2023).

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Snap One Holdings Corp.’s Annual Report on Form 10-K for the year ended December 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Snap One Holdings Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Snap One Holdings Corp.

March 14, 2023	By:	/s/ John Heyman
Name: John Heyman
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ John Heyman
Name: John Heyman	Chief Executive Officer, Director (Principal Executive Officer)	March 14, 2023

/s/ Michael Carlet
Name: Michael Carlet	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2023

/s/ Erik Ragatz
Name: Erik Ragatz	Chairman of the Board	March 14, 2023

/s/ Jacob Best
Name: Jacob Best	Director	March 14, 2023

/s/ Thomas T. Hendrickson
Name: Tom Hendrickson	Director	March 14, 2023

/s/ Annmarie Neal
Name: Annmarie Neal	Director	March 14, 2023

/s/ Adalio Sanchez
Name: Adalio Sanchez	Director	March 14, 2023

/s/ Amy S. Vanden-Eykel
Name: Amy Steel Vanden-Eykel	Director	March 14, 2023

/s/ Kenneth R. Wagers III
Name: Kenny Wagers	Director	March 14, 2023