Form 10-Q
period 2023-03-31
Snap One Holdings Corp.
filed 2023-05-10
CIK 1856430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

The registrant had outstanding 76,222,149 shares of common stock as of May 5, 2023.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, including without limitation statements regarding product plans, future growth, market opportunities, strategic initiatives, industry positioning, customer acquisition and retention, and revenue growth, are forward-looking statements, and should be evaluated as such. The following list is not intended to be an exhaustive list of all our forward-looking statements. Forward-looking statements include information concerning possible or assumed future results of operations, including statements relating to individual components thereof, and descriptions of our business plan, strategies, environment and the impact of global conflict and other macroeconomic conditions. These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and other similar expressions. These forward-looking statements are contained throughout this report.

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
•Risks Related to Intellectual Property;
•Risks Related to Our International Operations;
•Risks Related to Our Indebtedness;
•Risks Related to Our Financial Statements;
•Risks Related to Our Common Stock; and
•the other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the annual period ended December 30, 2022 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2023.
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

Part I - Financial Information
Item 1. Financial Statements
Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except par value)

	As of
	March 31, 2023	December 30, 2022
Assets
Current assets:
Cash and cash equivalents	$34,452	$21,117
Accounts receivable, net	50,415	48,174
Inventories	313,555	314,588
Prepaid expenses	23,042	22,913
Other current assets	3,771	5,930
Total current assets	425,235	412,722
Long-term assets:
Property and equipment, net	41,426	34,958
Goodwill	592,195	592,186
Other intangible assets, net	541,996	554,419
Operating lease right-of-use assets	51,541	54,041
Other assets	4,949	4,195
Total assets	$1,657,342	$1,652,521
Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$5,200	$5,063
Accounts payable	66,704	77,443
Accrued liabilities	64,255	64,605
Current operating lease liability	9,964	10,574
Current tax receivable agreement liability	23,195	10,191
Total current liabilities	169,318	167,876
Long-term liabilities:
Revolving credit facility, net	48,876	10,800
Long-term debt, net of current portion	496,054	496,795
Deferred income tax liabilities, net	37,670	43,515
Operating lease liability, net of current portion	52,195	50,896
Tax receivable agreement liability, net of current portion	78,211	101,262
Other liabilities	25,641	24,206
Total liabilities	907,965	895,350
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value, 500,000 shares authorized; 75,252 shares issued and outstanding as of March 31, 2023 and 75,042 shares issued and outstanding at December 30, 2022	752	750
Preferred stock, $0.01 par value; 50,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	855,202	848,703
Accumulated deficit	(102,594)	(88,046)
Accumulated other comprehensive loss	(3,983)	(4,236)
Total stockholders’ equity	749,377	757,171
Total liabilities and stockholders’ equity	$1,657,342	$1,652,521
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31, 2023	April 1, 2022
Net sales	$252,040	$277,434
Costs and expenses:
Cost of sales, exclusive of depreciation and amortization	145,813	172,332
Selling, general and administrative expenses	93,797	86,527
Depreciation and amortization	15,202	14,889
Total costs and expenses	254,812	273,748
Income (loss) from operations	(2,772)	3,686
Other expenses (income):
Interest expense	13,949	6,723
Other expense (income), net	827	(420)
Total other expenses	14,776	6,303
Loss before income taxes	(17,548)	(2,617)
Income tax benefit	(3,000)	(361)
Net loss	(14,548)	(2,256)
Net loss attributable to noncontrolling interest	—	(20)
Net loss attributable to Company	$(14,548)	$(2,236)

Net loss per share, basic and diluted	$(0.19)	$(0.03)
Weighted average shares outstanding, basic and diluted	75,291	74,464
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended
	March 31, 2023	April 1, 2022
Net loss	$(14,548)	$(2,256)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	253	6
Comprehensive loss	(14,295)	(2,250)
Comprehensive loss attributable to noncontrolling interest	—	(20)
Comprehensive loss attributable to Company	$(14,295)	$(2,230)
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Accumulated Deficit		Noncontrolling Interest	Total Stockholders’ Equity
Balance - December 30, 2022	75,042	$750	$848,703	$(88,046)	$(4,236)	$—	$757,171
Net loss	—	—	—	(14,548)	—	—	(14,548)
Foreign currency translation adjustments	—	—	—	—	253	—	253
Equity-based compensation	—	—	7,577	—	—	—	7,577
Repurchase and retirement of common stock	(27)	—	(238)	—	—	—	(238)
Issuance of common stock pursuant to equity incentive plans	332	3	(3)	—	—	—	—
Tax withholding on net share settlement of equity awards	(95)	(1)	(1,023)	—	—	—	(1,024)
Employee stock purchase plan	—	—	186	—	—	—	186
Balance - March 31, 2023	75,252	$752	$855,202	$(102,594)	$(3,983)	$—	$749,377

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Accumulated Deficit		Noncontrolling Interest	Total Stockholders’ Equity
Balance - December 31, 2021	74,427	$744	$826,718	$(79,420)	$(28)	$261	$748,275
Net loss	—	—	—	(2,236)	—	(20)	(2,256)
Foreign currency translation adjustments	—	—	—	—	6	—	6
Equity-based compensation	—	—	5,599	—	—	—	5,599
Issuance of common stock pursuant to equity incentive plans	53	1	(1)	—	—	—	—
Balance - April 1, 2022	74,480	$745	$832,316	$(81,656)	$(22)	$241	$751,624
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended
	March 31, 2023	April 1, 2022
Cash flows from operating activities:
Net loss	$(14,548)	$(2,256)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	15,202	14,889
Amortization of debt issuance costs	772	458
Unrealized loss on interest rate cap	818	—
Deferred income taxes	(5,869)	(2,965)
Equity-based compensation	7,763	5,599
Non-cash operating lease expense	3,310	2,985
Bad debt expense	307	74
Fair value adjustment to contingent value rights	600	(2,800)
Valuation adjustment to TRA liability	144	—
Other, net	130	—
Change in operating assets and liabilities:
Accounts receivable	(2,614)	(2,804)
Inventories	1,205	(25,032)
Prepaid expenses and other assets	1,268	2,269
Accounts payable, accrued liabilities and operating lease liabilities	(11,118)	(13,439)
Net cash used in operating activities	(2,630)	(23,022)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(25,639)
Purchases of property and equipment	(9,164)	(3,312)
Issuance of notes receivable	—	(600)
Other, net	39	30
Net cash used in investing activities	(9,125)	(29,521)
Cash flows from financing activities:
Payments on long-term debt	(1,300)	—
Proceeds from revolving credit facility	38,000	37,000
Repurchase and retirement of common stock	(293)	—
Payment of tax withholding obligation on settlement of equity awards	(1,024)	—
Payments of tax receivable agreement	(10,191)	—
Contingent consideration payments	(250)	—
Net cash provided by financing activities	24,942	37,000
Effect of exchange rate changes on cash and cash equivalents	148	21
Net increase (decrease) in cash and cash equivalents	13,335	(15,522)
Cash and cash equivalents at beginning of the period	21,117	40,577
Cash and cash equivalents at end of the period	$34,452	$25,055
Supplementary cash flow information:
Cash paid for interest	$14,098	$7,710
Cash paid for taxes, net	$969	$1,018
Noncash investing and financing activities:
Capital expenditure in accounts payable	$937	$305
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

1.Organization and Description of Business

Snap One Holdings Corp. (referred to herein as “Snap One” or the “Company”) is incorporated in Delaware with its principal executive offices located in Charlotte, North Carolina and Lehi, Utah. The Company provides products, services, and software to its network of professional integrators that enable them to deliver smart living experiences for their residential and business end users. The Company’s hardware and software portfolio includes leading proprietary and third-party offerings across connected, infrastructure, and entertainment categories. Additionally, the Company provides value-added services and workflow solutions to support the integrator throughout the project lifecycle, enhancing their operations and helping them to profitably grow their businesses.

2.Significant Accounting Policies

Basis of Presentation — The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The condensed consolidated financial statements include the accounts of the Company and all subsidiaries required to be consolidated. All intercompany balances and transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 30, 2022, has been derived from the audited consolidated financial statements of the Company.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 30, 2022, appearing in the Company’s Annual Report on Form 10-K for the annual period ended December 30, 2022 filed with the Securities and Exchange Commission on March 15, 2023. There have been no changes to the Company’s critical accounting estimates and policies or application since the date of the Annual Report except as discussed below.

The Company’s fiscal year is the 52- or 53-week period that ends on the last Friday of December. Fiscal year 2023 is a 52-week period, and fiscal year 2022 was a 52-week period. The three months ended March 31, 2023 and April 1, 2022 were 13-week periods.

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

Recently Adopted Accounting Pronouncements — In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Accounting Standards Codification 848, “ASC 848”). ASC 848 provides practical expedients and exceptions for an entity to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). The objective of the new reference rate reform standard is to clarify the scope of Topic 848 and provide explicit guidance to help companies applying optional expedients and exceptions. The provisions of these updates were only initially available until December 31, 2022, however, in March of 2021 the UK Financial Conduct Authority (“FCA”) announced that the cessation date has been moved to June 30, 2023. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 which extends the availability of the provisions of ASU 2021-01 until December 31, 2024. The Company’s exposure related to the expected cessation of the London InterBank Offered Rate (“LIBOR”) is limited to (i) the interest expense and certain fees it incurs on balances outstanding under its credit facilities, which the Company amended April 17, 2023 to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”) (see Note 19. Subsequent Events for further discussion), (ii) certain interest rates that may become applicable pursuant to our Tax Receivable Agreement (“TRA”) which may be amended by the Company and the TRA Party Representative if such interest rates become applicable and LIBOR is no longer available and (iii) the Company’s interest rate cap agreement may be subject to amendment to align with the

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
Company’s credit agreement. The Company does not expect that there will be a material impact to its financial statements as a result of adopting these ASUs.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 606): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and liabilities from contracts with customers in a business combination in accordance with ASC 606 as if it had originated the contracts. The amendment in this update is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The guidance should be applied prospectively to business combinations occurring on or after the effective date of the amendment in this update. The Company adopted the standard as of the beginning of fiscal year 2023 and the adoption did not have a material impact on the condensed consolidated financial statements. However, the ultimate impact is dependent upon the size and frequency of future acquisitions.

In September 2022, the FASB issued ASU 2022-04, Liabilities- Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires buyers in a supplier finance program to disclose information related to the key terms of the program and the obligations the buyer has confirmed as valid to the finance provider or intermediary. The buyers are required to disclose obligations outstanding in interim reporting periods. The amendment in this update is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted the standard as of the beginning of fiscal year 2023 and the adoption did not have an impact on the Company’s disclosures as the impact of supplier finance programs is not material to the Company’s financial statements.

3.    Acquisitions

The Company completed no acquisitions during the three month period ended March 31, 2023 and three acquisitions during fiscal year 2022, as described further in the section below. The Company’s acquisitions have been accounted for under ASC 805, Business Combinations. Accordingly, the accounts of the acquired companies, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the condensed consolidated financial statements from their respective dates of acquisition.

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

The trade names have been valued using the relief from royalty method under the income approach to estimate the cost savings that will accrue to the Company, which would otherwise have to pay royalties or license fees on revenue earned by using the asset. The useful lives of the assets were determined based on management’s estimate of the period of time the name will be in use.

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

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
Transactions Completed in fiscal year 2022

On October 24, 2022, the Company acquired the remaining outstanding interest of its majority-owned subsidiary, Remote Maintenance Systems LP, doing business as Parasol (“Parasol”), the provider of 24/7 remote support service based on the Company’s remote management tool, OvrC, creating new opportunities for the Company’s integrators.

The Company acquired the remaining outstanding equity shares of Parasol in exchange of $1,100 of the Company’s common shares. The Company made an initial investment and established its controlling interest in 2018, and has included the results of operations, assets and liabilities in its consolidated financial reports since 2018.

The Company completed two additional acquisitions during fiscal year 2022 with Clare Controls, LLC (“Clare”) on August 8, 2022 and Staub Electronics, LTD (“Staub”) on January 20, 2022. The acquisitions added either products to the Company’s proprietary product lines or distribution services. The final allocation of the purchase price for Clare and Staub is as follows:

	Clare	Staub
Total purchase consideration	$6,300	$26,395
Cash and cash equivalents	$—	$756
Accounts receivable	—	1,801
Inventory	—	5,472
Prepaid expenses	263	1,616
Property and equipment, net	26	451
Operating lease right-of-use assets	160	2,309
Identifiable intangible assets	4,300	14,209
Total identifiable assets acquired	4,749	26,614
Accounts payable	568	1,570
Accrued liabilities	284	2,206
Current operating lease liability	43	343
Deferred income tax liabilities	—	3,585
Operating lease liability, net of current portion	117	1,953
Other liabilities	183	—
Total liabilities assumed	1,195	9,657
Net identifiable assets acquired	3,554	16,957
Goodwill	2,746	9,438
Net assets acquired	$6,300	$26,395

The Company recorded intangible assets related to the acquisitions based on estimated fair value, which consisted of the following:

	Clare		Staub
	Useful Lives (Years)	Acquired Value	Useful Lives (Years)	Acquired Value
Customer relationships	—	$—	10	$12,684
Technology	4	3,400	—	—
Trade name	6	900	6	1,525
Total intangible assets		$4,300		$14,209

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

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
As a result of the Clare transaction, the Company had, for income tax purposes, goodwill of $2,746 that will be deductible in future periods.

The Company recognized $328 of transaction-related expenses for Staub consisting primarily of advisory, legal, and other professional fees, during the three months ended April 1, 2022, which were included in selling, general, and administrative expenses in the consolidated statement of operations.

Pro forma financial information related to the Clare and Staub acquisitions has not been provided as it is not material to the Company’s consolidated results of operations. The results of operations of the Staub acquisition are included in the Company’s consolidated results of operations from the date of acquisition and were not significant for the three months ended April 1, 2022.

4.Revenue and Geographic Information

Contract Balances — Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue primarily relates to unspecified software updates and upgrades, hosting, technical support, marketing incentive programs, and subscription services. The following table represents the changes in deferred revenue for the three months ended March 31, 2023 and April 1, 2022:

	Three Months Ended
	March 31, 2023	April 1, 2022
Deferred revenue – beginning of period	$35,051	$33,385
Amounts billed, but not recognized	8,548	8,531
Recognition of revenue	(8,728)	(7,281)
Deferred revenue – end of period	$34,871	$34,635
The Company recorded deferred revenue of $22,679 and $22,611 in accrued liabilities and $12,192 and $12,440 in other liabilities as of March 31, 2023 and December 30, 2022, respectively.

Disaggregation of Revenue — The following table sets forth revenue by geography between the United States and all geographies outside of the United States for the three months ended March 31, 2023 and April 1, 2022:

	Three Months Ended
	March 31, 2023	April 1, 2022
Domestic integrators(a)	$209,477	$225,406
Domestic other(b)	9,242	13,353
International(c)	33,321	38,675
Total	$252,040	$277,434
(a)Domestic integrators is defined as professional “do-it-for-me” integrator customers who transact with Snap One through a traditional integrator channel in the United States, excluding the impact of revenue earned by our Access Networks enterprise grade network solution business, a recently acquired business.
(b)Domestic other is defined as Access Networks revenue and revenue generated through managed transactions with non-integrator customers, such as national accounts.
(c)International consists of all integrators and distributors who transact with Snap One outside of the United States.

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
The following table sets forth revenue by product type between proprietary products and third-party products for the three months ended March 31, 2023 and April 1, 2022:

	Three Months Ended
	March 31, 2023	April 1, 2022
Proprietary products(a)	$171,375	$187,797
Third-party products(b)	80,665	89,637
Total	$252,040	$277,434

(a)Proprietary products consist of products and services internally developed by Snap One and sold under one of Snap One’s proprietary brands.
(b)Third-party products consist of products that Snap One distributes but to which Snap One does not own the intellectual property.

Additionally, the Company’s revenue includes amounts recognized over time and at a point in time, and are as follows for the three months ended March 31, 2023 and April 1, 2022:

	Three Months Ended
	March 31, 2023	April 1, 2022
Products transferred at a point in time	$243,312	$270,153
Services transferred over time	8,728	7,281
Total	$252,040	$277,434

5.Balance Sheet Components

Accounts Receivable, net:

As of March 31, 2023 and December 30, 2022, the Company’s accounts receivable, net consisted of the following:

	March 31, 2023	December 30, 2022
Accounts receivable	$52,673	$50,445
Allowance for credit losses	(2,258)	(2,271)
Accounts receivable, net	$50,415	$48,174

Inventories:

As of March 31, 2023 and December 30, 2022, the Company’s inventory consisted of the following:

	March 31, 2023	December 30, 2022
Finished goods	$307,584	$308,768
Raw materials	19,025	19,457
Work in process	430	500
Reserve for obsolete and slow-moving inventory	(13,484)	(14,137)
Total inventories	$313,555	$314,588

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
Accrued Liabilities:

Accrued liabilities as of March 31, 2023 and December 30, 2022, consisted of the following:

	March 31, 2023	December 30, 2022
Deferred revenue	$22,679	$22,611
Payroll, vacation, and bonus accruals	13,186	11,068
Warranty reserve	10,312	10,682
Sales return allowance	5,494	5,148
Customer rebate program	4,861	5,863
Incurred but not reported self-insurance	1,880	1,860
Taxes	945	944
Interest payable	658	1,578
Other accrued liabilities	4,240	4,851
Total accrued liabilities	$64,255	$64,605

6.Goodwill and Other Intangible Assets, Net

Goodwill as of March 31, 2023 and December 30, 2022, was $592,195 and $592,186, respectively. Changes in goodwill reflect the impact of foreign currency translation.

As of March 31, 2023 and December 30, 2022, other intangible assets, net, consisted of the following:

		March 31, 2023
	Estimated Useful Life	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 25 years	$520,838	$(129,976)	$390,862
Technology	4 – 15 years	98,478	(58,557)	39,921
Trade names – definite	2 – 10 years	59,964	(25,315)	34,649
Trade names – indefinite	indefinite	76,564	—	76,564
Total intangible assets		$755,844	$(213,848)	$541,996

		December 30, 2022
	Estimated Useful Life	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 25 years	$520,825	$(123,393)	$397,432
Technology	4 – 15 years	98,478	(54,391)	44,087
Trade names – definite	2 – 10 years	59,963	(23,627)	36,336
Trade names – indefinite	indefinite	76,564	—	76,564
Total intangible assets		$755,830	$(201,411)	$554,419
(a) Amounts also include any net changes in intangible asset balances for the periods presented that resulted from foreign currency translation.

Total amortization expense for intangible assets for the three months ended March 31, 2023 and April 1, 2022, was $12,437 and $12,661, respectively. The weighted-average useful life remaining for amortizing definite lived intangible assets was approximately 14.3 years as of March 31, 2023.

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
As of March 31, 2023, the estimated amortization expense for intangible assets for the next five fiscal years and thereafter are as follows:

Remainder of 2023	$37,148
2024	43,204
2025	35,588
2026	35,233
2027	34,417
2028 and thereafter	279,842
Total	$465,432

7.Debt Agreements

On December 8, 2021, the Company entered into and became a party to a credit agreement by and between the Company, the various financial institutions and Morgan Stanley Senior Funding, Inc., as administrative agent (the “Administrative Agent”) (as amended from time to time, the “Credit Agreement”) consisting of $465,000 in aggregate principal amount of senior secured term loans maturing in seven years (the “Term Loan”) and a $100,000 senior secured revolving credit facility (which includes borrowing capacity available for letters of credit) maturing in five years (the “Revolving Credit Facility”).

Additionally, on October 2, 2022, the Company became a party to an incremental agreement (the “Incremental Agreement”) with the lenders party thereto and the Administrative Agent to provide incremental term loans (the “Incremental Term Loan”) in an aggregate principal amount of $55,000. The Incremental Term Loan matures in three years. The Incremental Agreement amended the Credit Agreement (the Credit Agreement, as amended by the Incremental Agreement, the “Amended Credit Agreement”).

On October 26, 2022, the Company entered into an interest rate cap agreement, on the London Inter-bank offered rate (“LIBOR”) component of interest, with Bank of America as the counterparty. The interest rate cap became effective December 31, 2022. The Company will pay a premium of $6,573 at the maturity date of December 31, 2025. The notional amount of the interest rate cap is $350,000 and has a strike rate of 5.00%, which effectively caps the LIBOR rate on $350,000 of the floating rate debt at 5.00%.

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

Borrowings under the Incremental Term Loan will bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the federal funds effective rate, (b) the prime rate and (c) the forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”) for an interest period of one month plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a forward-looking rate based on SOFR for the interest period relevant to such borrowing provided that such rate is not lower than a floor of 0.50%.

The interest rate for the Term Loan was 9.13% as of March 31, 2023 and 7.38% as of December 30, 2022. The interest rate for the Incremental Term Loan was 11.48% as of March 31, 2023 and 10.42% as of December 30, 2022.

Borrowings under the Revolving Credit Facility will bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the federal funds effective rate, (b) the prime rate and (c) the eurocurrency rate determined by reference to the cost of funds adjusted for certain additional costs, plus 1.00%; provided such rate is not lower than a floor of 1.00% or (2) a eurocurrency rate determined by reference to the applicable cost of funds for such

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
borrowing adjusted for certain additional costs; provided such rate is not lower than a floor of zero. The interest rate for the Revolving Credit Facility was 9.39% as of March 31, 2023 and 9.22% as of December 30, 2022.

Subsequent to the period end, the Company, on April 17, 2023, amended the Credit Agreement to modify the eurocurrency rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs to utilize the forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”) in place of LIBOR going forward. See Note 19. Subsequent Events for further discussion.

The Term Loan amortizes in fixed equal quarterly installments in an amount equal to 1.00% per annum of the total aggregate principal amount thereof immediately after borrowing, with the balance due at maturity. The Company may voluntarily prepay loans or reduce commitments under the Credit Agreement, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty (subject to customary exceptions).

The Company’s outstanding debt as of March 31, 2023 and December 30, 2022 was as follows:

Instrument	Maturity Date	March 31, 2023	December 30, 2022
Credit Agreement
Term Loan	December 8, 2028	$460,350	$461,513
Incremental Term Loan	October 2, 2025	$54,863	$55,000
Revolving Credit Facility	December 8, 2026	$50,000	$12,000
Outstanding letters of Credit	December 8, 2026	$9,760	$5,060

The amount available under the Revolving Credit Facility was $40,240 and $82,940 as of March 31, 2023 and December 30, 2022, respectively.

As of March 31, 2023, the future scheduled maturities of the above notes payable are as follows:

Remainder of 2023	$3,900
2024	3,900
2025	58,688
2026	54,650
2027	5,813
Thereafter	438,262
Total future maturities of debt	565,213
Unamortized debt issuance costs	(15,083)
Total indebtedness	550,130
Less: Current maturities of long-term debt	5,200
Long-term debt and revolving credit facility	$544,930

Unamortized costs related to the issuance of the Term Loan were $13,959 and $14,655 as of March 31, 2023 and December 30, 2022, respectively, and were presented as a direct deduction from the carrying amount of long-term debt. Unamortized costs related to the issuance of the Revolving Credit Facility were $1,124 and $1,200 as of March 31, 2023 and December 30, 2022, respectively, and were presented as a direct deduction from the carrying amount of the revolving

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
credit facility. The costs related to debt issuances are amortized to interest expense over the life of the related debt. As of March 31, 2023, the future amortization of debt issuance costs was as follows:

Remainder of 2023	$2,395
2024	3,396
2025	3,374
2026	2,123
2027	1,918
Thereafter	1,877
Total	$15,083

Debt Covenants and Default Provisions — There have been no changes to the debt covenants or default provisions related to the Company’s outstanding debt arrangements or other obligations during the current year. The Company was in compliance with all debt covenants as of March 31, 2023 and December 30, 2022. For additional information on the Company’s debt arrangements, debt covenants and default provisions, see Note 8 of the Notes to the Consolidated Financial Statements for the year ended December 30, 2022, in the Annual Report.

The Company may also be required to make additional payments under the financing agreement equal to a percentage of the Company’s annual excess cash flows or net proceeds from any non-ordinary course asset sales or certain debt issuances, if any. The lender has the option to decline the prepayment. As of December 30, 2022, the Company did not incur a required additional payment.

8.Fair Value Measurement

Fair Value of Financial Instruments — The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the condensed consolidated statements of operations were as follows:

	As of March 31, 2023		As of December 30, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Notes receivable, net	$21	$21	$59	$59
Liabilities
Term Loan	$460,350	$418,919	$461,513	$421,130
Incremental Term Loan	$54,863	$51,571	$55,000	$51,700
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

Notes Receivable — During the three months ended September 30, 2022, the Company acquired Clare, which had an outstanding unsecured loan with the Company. The Company recorded a of $5,872 loss on the settlement of the unsecured loan from Clare during the three months ended July 1, 2022. At the acquisition date, the Company settled the notes receivable for $1,400 as part of the transaction. See Note 3 for more information regarding the Clare acquisition.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis — On October 26, 2022, the Company entered into an interest rate cap agreement on the LIBOR component of interest. The interest rate cap became effective December 31, 2022. The interest rate cap agreement does not qualify for hedge accounting treatment and,

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
accordingly, the Company records the fair value of the agreements as an asset or liability and the change in fair value as income or expense during the period in which the change occurs. The fair value of the interest rate cap is determined using widely accepted valuation techniques based on its maturity and observable market-based inputs, including interest rate curves. This measurement is considered a Level 2 measurement. The interest rate cap had a fair value of $3,381 and $2,563 as of March 31, 2023 and December 30, 2022, respectively, and is recorded in other liabilities on the Company’s consolidated balance sheet.

The fair value of the contingent consideration liability related to the Access Networks acquisition is based on unobservable inputs, including management estimates and assumptions about future revenues, and is, therefore, classified as Level 3. During the year ended December 30, 2022, the agreement was modified to change the covered revenue period, reducing expected payouts based on future revenues. As a result of the modification, the fair value of the contingent consideration was reduced to $250 and was paid during the three months ending March 31, 2023. The Company recorded a liability of $250 as of December 30, 2022 in accrued liabilities.

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

	Fair value at March 31, 2023	Valuation Technique	Unobservable Input	Volatility
Contingent Value Rights	$2,300	Monte Carlo	Volatility	55%

Changes in the CVRs for the three months ended March 31, 2023 and April 1, 2022 were as follows:

	March 31, 2023	April 1, 2022
CVR fair value – beginning of period	$1,700	$8,900
Fair value adjustments	600	(2,800)
CVR fair value – end of period	$2,300	$6,100
There were no transfers into or out of Level 3 during the three months ended March 31, 2023 or April 1, 2022.

9.Warranties

Changes in the Company’s accrued warranty liability for the three months ended March 31, 2023 and April 1, 2022 were as follows:

	March 31, 2023	April 1, 2022
Accrued warranty – beginning of period	$15,039	$18,772
Warranty claims	(2,945)	(2,323)
Warranty provisions	1,944	175
Accrued warranty – end of period	$14,038	$16,624
As of March 31, 2023, the Company has recorded accrued warranty liabilities of $10,312 in accrued liabilities and $3,726 in other liabilities in the accompanying condensed consolidated balance sheet. As of December 30, 2022, the Company has recorded accrued warranty liabilities of $10,682 in accrued liabilities and $4,357 in other liabilities.

10.Retirement Plan

The Company has a 401(k) plan that covers eligible employees as defined by the plan agreement. The Company matches 100% of employee contributions to the plan, up to 3% of the employees’ total compensation, and 50% of employee contributions to the plan, up to 6% of the employees’ total compensation. Company contributions to the plan, net of forfeitures, were $1,335 and $1,531 for the three months ended March 31, 2023 and April 1, 2022, respectively.

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

11.Equity Agreements and Incentive Equity Plans

Former Parent Incentive Plan — In October 2017, the Former Parent Entity approved the Class B Unit Incentive Plan (the “2017 Plan”) pursuant to the Company’s partnership agreement. Class B-1 Incentive Units (“B-1 Units”) issued under the 2017 Plan vest in installments over a five-year period, subject to the grantee’s continued employment or service. Class B-2 Incentive Units (“B-2 Units” and collectively with the B-1 Units, “Incentive Units”) issued under the 2017 Plan contained both service conditions consistent with the B-1 Units and market-based vesting conditions that required the achievement of a specified return hurdle to the controlling shareholders in order to vest.

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

During the quarter ended March 31, 2023, upon the settlement date of certain outstanding equity awards, shares were withheld to cover the required withholding tax, which was based on the value of a share on the settlement date as determined by the closing price of our common stock on the trading day of the applicable settlement date. The remaining shares were delivered to the recipient as shares of our common stock. The amount remitted to the tax authorities for the employees’ tax obligation was reflected as a financing activity on our consolidated statements of cash flows. These shares withheld by us as a result of the net settlement of equity awards issued under the 2021 Plan were not considered issued and outstanding. These shares were returned to the 2021 Plan reserve and are available for future issuance thereunder. We may also require employees to sell a portion of the shares that they received upon the vesting of equity awards in order to cover any required withholding taxes.

Equity Award Conversion — During the year ended December 31, 2021, and in connection with the Company’s initial public offering (“ IPO”), all outstanding unvested Incentive Units were replaced with newly issued shares of our restricted common stock. Vested Incentive Units were exchanged into shares of our common stock using the same formula as unvested Incentive Units (together, the “Equity Award Conversion”). The restricted shares of common stock that the holders received in exchange for their unvested B-1 Units are subject to the same vesting terms that applied to the B-1 Units prior to the Equity Award Conversion.

The restricted stock awards issued to replace B-2 Units vest based upon achievement of one or more hurdles, which are substantially the same as the previous market-condition vesting criteria of the B-2 Units. Although the restricted stock awards that replace the B-2 Units do not contain an explicit service condition, the vesting is subject to continued employment, resulting in a derived service period. For additional information on the Equity Award Conversion, see Note 13 of the Notes to the Consolidated Financial Statements for the year ended December 30, 2022, in the Annual Report.

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

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
The summary of the Company’s restricted stock awards activity is as follows:

	Restricted Stock Awards
	B-1 Incentive Units		B-2 Incentive Units
	Number of Units	Weighted- Average Grant-Date Fair Value	Number of Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 30, 2022	223	$18.00	792	$18.00
Granted	—	—	—	—
Vested	46	18.00	—	—
Forfeited	5	18.00	—	—
Outstanding at March 31, 2023	172	$18.00	792	$18.00

Stock Options

In connection with the IPO, the Company granted options to holders of B-1 Units (“Time-based Options”) and options to holders of B-2 Units (“Market-based Options” and collectively with the Time-based Options, “Leverage Replacement Options”), as further discussed in Note 13 of the Notes to the Consolidated Financial Statements for the year ended December 30, 2022, in the Annual Report.

The summary of the Company’s option activity is as follows:

	Time-based Options			Market-based Options
	Number of Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (a)	Number of Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (a)
Outstanding at December 30, 2022	4,233	$6.47	$—	1,125	$5.66	$—
Granted	—	$—	—	—	$—	—
Exercised	—	$—	—	—	$—	—
Forfeited	132	$6.29	—	—	$—	—
Outstanding at March 31, 2023	4,101	$6.47	$—	1,125	$5.66	$—
Options exercisable at March 31, 2023	3,199	$6.24	$—	—	$—	$—

(a) The intrinsic value represents the amount by which the fair value of the Company’s stock exceeds the option exercise price as of December 30, 2022 and March 31, 2023.

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

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
The summary of the Company’s RSU activity is as follows:

	Restricted Stock Units
	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 30, 2022	1,360	$17.05
Granted	1,809	11.31
Vested	301	17.33
Forfeited	19	18.52
Outstanding at March 31, 2023	2,849	$13.37

As of March 31, 2023, there were 99 vested and unissued restricted stock units.

Performance Stock Units — During the three months ended March 31, 2023 and April 1, 2022, the Company granted performance-based restricted stock units (“PSUs”) to certain employees under the 2021 Plan. The fair value of PSUs granted is based on the Company’s closing stock price on the date of grant. Total units earned for grants may vary between 0% and 200% of the units granted based on the attainment of company-specific targets during the performance period and upon continued service. Compensation expense for PSUs is recognized on a graded-vesting basis if it is probable that the performance conditions will be achieved. Adjustments to compensation expense are made each period based on changes in our estimate of the number of PSUs that are probable of vesting. PSUs will vest with continued service and upon achievement of the relevant performance targets.

The awards issued during the three months ended March 31, 2023 contain three separate tranches, each for a separate one-year performance period and each with a performance target to be established concurrently with the annual budget process. Accordingly, each tranche is accounted for as a separate grant. The Company-specific targets include: (i) adjusted EBITDA, (ii) adjusted EBITDA margin, and (iii) the results of an engagement survey administered annually in the fourth quarter to employees below the level of director.

The awards issued during the three months ended April 1, 2022, vest in annual tranches over a three-year service period, subject to a one-year performance target. Total units earned for grants are based on the attainment of net sales and Company-specific adjusted EBITDA targets during the performance period (generally the fiscal year of the date of the grant) and upon continued service. For the year-ended December 30, 2022, the Company determined that, based on actual performance with respect to Adjusted EBITDA and Net Sales combined, the awards were earned at 51%.

The summary of the Company’s PSU activity is as follows:

	Performance Stock Units
	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 30, 2022	254	$17.96
Granted	322	11.31
Vested	132	15.65
Forfeited	—	—
Outstanding at March 31, 2023	444	$13.82

As of March 31, 2023, there were 71 vested and unissued performance share units.

Total equity-based compensation expense — Equity-based compensation expense is included within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. For all equity-based compensation awards, the Company recognizes forfeitures as they occur. Compensation expense for the three months

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
ended March 31, 2023 and April 1, 2022, and unrecognized stock compensation expense and weighted average remaining expense period as of March 31, 2023 consisted of:

	Compensation Expense		As of March 31, 2023
	Three Months Ended March 31, 2023	Three Months Ended April 1, 2022	Unrecognized Compensation Expense	Weighted-Average Remaining Contractual Term (Years)
2021 Plan
Restricted stock awards	$633	$1,145	$3,598	0.98
Time-based options	1,022	1,729	6,294	1.80
Market-based options	629	645	2,142	0.85
Restricted stock units	3,543	1,436	35,193	3.24
Performance stock units	1,650	565	4,469	1.01
Other equity-based compensation	100	79	728	1.81
Total	$7,577	$5,599	$52,424	2.00

Employee Stock Purchase Plan — The Company’s board of directors adopted, and its shareholders approved, the Snap One Holdings Corp. 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP initially reserved 750 shares for issuance. The number of shares available for issuance under the ESPP is subject to adjustment for certain changes in our capitalization. In addition, the ESPP contains an evergreen provision such that each January 1 starting in 2022 and ending in 2031, the number of shares available for issuance shall be increased by that number of shares equal to the lesser of (i) a number of shares such that the aggregate amount of shares available following the increase is equal to 1% of the fully diluted shares outstanding on December 31 of the preceding year, or (ii) a lesser amount determined by our Compensation Committee. Pursuant to this provision we increased the number of shares in the ESPP by approximately 186 shares. Under the ESPP, shares of common stock may be purchased by eligible participants during defined purchase periods at 85% of the lesser of the closing price of the Company’s common stock on the first day or last day of each purchase period. The Company used a Black-Scholes option pricing model to value the common stock purchased as part of the Company’s ESPP. The fair value estimated by the option pricing model is affected by the price of the common stock as well as subjective variables that include assumed interest rates, our expected dividend yield, and the expected share volatility over the term of the award.

Offering periods are generally six months long and begin on May 23 and November 23 of each year. Eligible participants contributed $985 and $287 as of March 31, 2023 and December 30, 2022, respectively, which is included in accrued liabilities in the accompanying condensed consolidated balance sheet. The Company recorded compensation expense of $186, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2023. Unrecognized compensation expense as of March 31, 2023 associated with the remaining ESPP purchase period through May 22, 2023 was $109.

12.Income Taxes

The effective income tax rate for the Company was a benefit of 17.1% for the three months ended March 31, 2023, as compared to a benefit of 13.8% for the three months ended April 1, 2022. The change in the effective tax rate for the three months ended March 31, 2023, and the difference from the U.S. federal statutory rate of 21%, was primarily the result of stock compensation, global intangible low tax income offset by foreign derived intangible income, foreign rate differential, and R&D credits offset by uncertain tax positions and valuation allowance.

Income tax benefit was $3,000 during the three months ended March 31, 2023, compared to a benefit of $361 during the three months ended April 1, 2022.

13.Tax Receivable Agreement

On July 29, 2021, the Company executed a Tax Receivable Agreement (“TRA”) with certain pre-IPO owners (“TRA Participants”). The TRA provides for payment by the Company to the TRA Participants of 85% of the amount of cash

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
savings, if any, in U.S. federal, state and local income tax that the Company utilizes in the future from net operating losses and certain other tax benefits that arose prior to the IPO. The Company recognizes this contingent liability in its condensed consolidated financial statements when incurrence of the liability becomes probable and amounts are reasonably estimable. Subsequent changes to the measurement of the TRA liability are recognized in the condensed consolidated statement of operations as a component of other expense (income), net. The Company will retain the benefit of the remaining 15% of these cash tax savings.

As of March 31, 2023, the Company recognized a total liability of $101,406, of which $23,195 and $78,211 are recorded within the current and noncurrent tax receivable agreement liability financial statement line items, respectively. As of December 30, 2022, the Company recognized a total liability of $111,453, of which $10,191 and $101,262 was recorded within the current and noncurrent tax receivable agreement liability financial statement line items, respectively. For the three months ended March 31, 2023, the Company recognized a measurement adjustment of $144, which was recognized in other expense on the condensed consolidated statements of operations. During the three months ended March 31, 2023 the Company made its first payment to TRA participants of $10,468, which included interest of $277.

With respect to certain pre-IPO owners that are not TRA Participants, the Company has recorded amounts held in escrow for these participants in prepaid expense of $890 and $1,169 as of March 31, 2023 and December 30, 2022, respectively. During the three months ended March 31, 2023 and April 1, 2022, the Company recorded $279, for each of the periods, respectively, in compensation expense within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

14.Commitments and Contingencies

Legal Proceedings — During the normal course of business, the Company is occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable, and the amount of such loss can be reasonably estimated. As of March 31, 2023 and December 30, 2022, no significant reserves were recorded. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. However, the Company does not expect the outcome of the matters currently pending will have a material adverse effect on the condensed consolidated financial statements.

15.Leases

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

The components of the Company’s lease costs are:

	Three Months Ended
	March 31, 2023	April 1, 2022
Operating lease cost (a)	$4,226	$3,539
Variable lease cost	1,371	1,056
Short-term lease cost	72	110
Total lease cost	$5,669	$4,705
(a)Included in cost of sales, exclusive of depreciation and amortization, and selling, general and administrative expenses in the Company’s unaudited condensed consolidated statement of operations.

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

	Three Months Ended
	March 31, 2023	April 1, 2022
Cash paid for amounts included in the measurement of lease liabilities	$3,683	$3,405
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$985	$44,055

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

As of March 31, 2023
Weighted-average remaining lease term	6.71 years
Weighted-average discount rate	7.40%

As of March 31, 2023, future lease payments under non-cancelable lease commitments for the next five fiscal years and thereafter were as follows:

Remainder of 2023	$10,363
2024	14,004
2025	12,902
2026	10,808
2027	9,029
Thereafter	26,386
Total lease payments	83,492
Less: Imputed interest	19,999
Less: Lease incentive receivable	1,334
Present value of lease liabilities	$62,159

During the three months ended March 31, 2023, the Company completed its move from its former leased location in Draper, UT to its new location in Lehi, UT. The lease has an operational commencement date of February 1, 2023 and an expiration date of September 30, 2033. As of March 31, 2023, the Company has entered into additional lease agreements for office space that have not yet commenced. Aggregate lease payments for these leases total $3,825 on an undiscounted basis.

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
16.Stockholders’ Equity

Holders of voting common stock are entitled to one vote per share and to receive dividends.

The Company had a noncontrolling interest prior to the fourth quarter of the year ended December 30, 2022. Changes in noncontrolling interests each period include net income attributable to noncontrolling interests and cash contributions by minority partners to the Company’s consolidated subsidiaries. There were no cash contributions by minority partners for the three months ended March 31, 2023 or April 1, 2022.

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

Share repurchase activity consists of the following:

Three Months Ended March 31, 2023
Number of shares repurchased	27
Total cost	$238
Average per share cost including commissions	$8.81

We have elected to retire shares repurchased to date. Shares retired become part of the pool of authorized but unissued shares. The purchase price of the retired shares in excess of par value, including transaction costs, are recorded as a decrease to additional paid-in capital. We had $55 of share repurchases included in accrued liabilities in our condensed consolidated balance sheets as of December 30, 2022.

17.Loss Per Share

Basic loss per share represents net loss divided by the weighted-average shares outstanding. Diluted loss per share is the same as basic income or loss per share. The Company was in a loss position during the three months ended March 31, 2023 and April 1, 2022, respectively. The following table presents the calculations of basic and diluted loss per share for the three months ended March 31, 2023 and April 1, 2022:

	Three Months Ended
	March 31, 2023	April 1, 2022
Net loss attributable to Company	$(14,548)	$(2,236)
Weighted-average shares outstanding - basic and diluted	75,291	74,464
Loss per share - basic and diluted	$(0.19)	$(0.03)

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

	Three Months Ended
	March 31, 2023	April 1, 2022
Restricted stock awards	979	1,412
Time-based options	4,150	4,368
Market-based options	1,126	1,155
Restricted stock units	2,042	787
Performance stock units	321	186
Other equity-based compensation	69	56
Total	8,687	7,964

18.Related Parties

The Company’s controlling shareholder, Hellman & Friedman, LLC (“H&F”), has an ownership interest in a human capital management, payroll, HR service and workforce management vendor used by the Company. For the three months ended March 31, 2023 and April 1, 2022, the Company incurred $56 and $113 of expenses, respectively, related to this vendor. These expenses are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Amounts owed by the Company in connection with the expenses described above were not material as of March 31, 2023 and April 1, 2022, respectively.

19.Subsequent Events

On April 17, 2023, the Company entered into an Amendment to the Credit Agreement the Administrative Agent (the “Amendment to the Credit Agreement”), further amending the Credit Agreement dated as of December 8, 2021 (as amended by Incremental Agreement No. 1 dated as of October 2, 2022) (the “Credit Agreement”). The Amendment to the Credit Agreement replaces LIBOR for SOFR as the interest rate benchmark for certain loans as provided thereunder along with other conforming changes. Other than the foregoing, the parties to the Credit Agreement continue to have the same obligations set forth in the Credit Agreement prior to the effectiveness of the Amendment to the Credit Agreement.

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

We operate on a 52-week or 53-week fiscal year ending on the last Friday of December each year. Our fiscal year is divided into four quarters of 13 weeks, each beginning on a Saturday and containing one 5-week period followed by two 4-week periods. When a 53-week fiscal year occurs, we report the additional week in the fourth fiscal quarter. References to fiscal year 2022 are to our 52-week fiscal year ended December 30, 2022. The fiscal quarters ended March 31, 2023 and April 1, 2022 were both 13-week periods.

Overview

Snap One powers smart living by enabling professional integrators to deliver seamless experiences in the connected homes and small businesses where people live, work and play. We offer an end-to-end product ecosystem delivered through our powerful distribution network and further bolstered by our value-added services and workflow solutions. We serve a loyal and growing network of professional do-it-for-me (“DIFM”) integrator customers. We distribute and provide integrators with a leading, comprehensive, proprietary and third-party suite of connected, infrastructure, entertainment, and software solutions that deliver exceptional smart living experiences to the end consumer. Our product and service offerings encompass all the elements required by integrators to build integrated smart living systems that are easy to install and simple to manage while creating a powerful and premium experience for the end consumer. Our differentiated technology and software-enabled workflow solutions are designed to support the integrator throughout the project lifecycle, enhancing their operations and helping them to profitably grow their businesses.

We are vertically integrated with the majority of our Net Sales and Contribution Margin coming from our proprietary branded, internally developed products sold to DIFM integrators in home technology, security and commercial end markets. Our comprehensive suite of solutions allows integrators to find everything they need in one place and to deliver high-quality, reliable and configurable systems to end consumers. We also have two subscription-based services that we monetize with end consumers. Parasol is enabled by our OvrC software and is a subscription-based service that gives homeowners and small businesses access to a continuous remote support service to troubleshoot devices on their network. 4Sight, our remote system management software for end consumers, is enabled by our Control4 software and is a subscription sold to homeowners and small businesses. As we expand our penetration of connected homes and businesses domestically, we expect to continue to invest in the expansion of existing and development of new subscription-based services. We believe our leadership position and expanding presence in the home and business will allow us to develop new high margin, recurring software driven services that enhance our product suite and bolster our underlying software. We expect to continue to develop technologies to make integrators more effective and efficient, which is critical to delivering the best solutions for our integrators and end consumers.

Key Factors Affecting Our Performance

Our historical financial performance has been primarily driven by the following factors, which we also expect to be the primary drivers of our financial performance in the future.

Wallet Share Growth Drives Increased Average Spend per Integrator. Increasing wallet share with integrators depends in part on our ability to continue expanding our omni-channel coverage, extending our product suite, bolstering our support services, and creating deeper integration across our products to make it compelling for integrators to use Snap One as their one-stop shop. Average wallet share with our integrators varies across DIFM markets, with particular strength in home technology and demonstrated success in commercial and security. We believe we can increase our wallet share with existing integrators through the adoption of our ecosystems, new product innovation, and our compelling loyalty program.

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

Omni-Channel Strategy Expansion. Our business model is built around an e-commerce centric, omni-channel go-to-market strategy. We provide a comprehensive e-commerce portal, which allows integrators to easily research products, design projects, receive training and certifications, order products, and solicit ongoing support. Our e-commerce portal is complemented by a growing network of 39 domestic local branches, two Canadian local branches, and seven distribution centers as of March 31, 2023. The local branch presence is an important part of our strategy as it allows us to better serve integrators locally by providing same-day product availability when necessary, creating a site for relationship building with our support team and for training and product demonstration sessions. We believe integrators value the relationships and support we can deliver at the local level, and this further increases their loyalty to our business across channels.

Strategic Acquisitions. In addition to our organic growth, we continue to grow our business through strategic acquisitions such as our acquisitions of ANLA, LLC (“Access Networks”, Staub Electronics, LTD (“Staub”), Remote Maintenance Systems LP, doing business as Parasol (“Parasol”) and asset purchase of Clare Controls, LLC (“Clare”) to better serve existing and new integrators, broaden our product categories, and extend the geographic reach of our omni-channel capabilities. We expect to continue to pursue disciplined, accretive acquisitions that enhance our products, software and workflow solutions and expand into adjacent markets that allow us to serve our integrator base.

Macroeconomic Factors

Macroeconomic conditions globally continue to be challenging in various respects, including as the result of ongoing inflationary pressures, elevated interest rate levels, disruptions to global supply networks, challenging labor market conditions, political and social instability (both in the area surrounding Russia and Ukraine and globally with respect to these nation’s allies), and instability in the banking system. To date we have not observed any material interruptions in our infrastructure, supplies, technology systems or networks needed to support our operations due to any specific macroeconomic condition, but we are actively monitoring the situation and potential impacts on the Company.

COVID-19 affected our supply chain, including component sourcing and shipping and logistics challenges resulting in cost inflation, consistent with its effect across many industries. When combined with the demand for our products, these supply chain impacts have resulted in delayed product availability in some cases. We expect these impacts, including potential delayed product availability, to continue for as long as the global supply chain is experiencing these challenges. We continue to invest in supply chain initiatives to meet integrator demand and manage cost inflation, and while the situation caused by COVID-19 has significantly lessened and conditions have largely normalized since the height of the pandemic, we have considered COVID-19 and the lingering effects of its impact when developing our estimates and assumptions. Actual results and outcomes may differ from our estimates and assumptions.

For additional information of risks related to macroeconomic factors, including military conflict and COVID-19, refer to “Risk Factors” in our Annual Report.

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

Domestic Integrator Net Sales, Transacting Domestic Integrators, Spend per Transacting Domestic Integrator

We define Domestic Integrator Net Sales as sales in the fiscal year period from professional DIFM integrator customers who transact with Snap One in the United States through a traditional integrator channel and excludes the impact of recently acquired businesses. Domestic Integrator Net Sales is presented as a component of our revenue disaggregation.

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

The following table presents a reconciliation of Domestic Integrator Net Sales, Transacting Domestic Integrators, and Spend per Transacting Domestic Integrator for the periods presented:

	Fiscal years ended
	December 30, 2022	December 31, 2021
	($ in thousands)
Domestic integrator(a) net sales	$913,832	$829,845
Divided by:
Transacting domestic integrators (in thousands)	20.1	20.0
Spend per domestic integrator	$45.5	$41.5

Year over year growth %
Transacting domestic integrators	0.5%
Spend per domestic integrator	9.6%
(a)Domestic integrator is defined as professional DIFM integrator customers who transact with Snap One through a traditional integrator channel in the United States, excluding the impact of revenue earned by Access Networks enterprise grade network solution business, a recently acquired business.
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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended
	March 31, 2023	April 1, 2022
	(in thousands)
Net loss	$(14,548)	$(2,256)
Interest expense	13,949	6,723
Income tax benefit	(3,000)	(361)
Depreciation and amortization	15,202	14,889
Other expense (income), net	827	(420)
Equity-based compensation	7,763	5,599
Acquisition and integration related costs(a)	—	214
Compensation expense for payouts in lieu of TRA participation(b)	279	279
IT system transition costs(c)	133	—
Deferred revenue purchase accounting adjustment(d)	—	97
Fair value adjustment to contingent value rights(e)	600	(2,800)
Deferred acquisition payments(f)	78	703
Severance cost(g)	1,276	—
Other professional services costs(h)	38	837
Other(i)	75	87
Adjusted EBITDA	$22,672	$23,591

The following table presents a reconciliation of net loss to Adjusted Net Income for the periods presented:

	Three Months Ended
	March 31, 2023	April 1, 2022
	(in thousands)
Net loss	$(14,548)	$(2,256)
Amortization	12,437	12,661
Equity-based compensation	7,763	5,599
Foreign currency gains	(58)	(179)
Interest rate cap expense	818	—
Acquisition and integration related costs(a)	—	214
Compensation expense for payouts in lieu of TRA participation(b)	279	279
IT system transition costs(c)	133	—
Deferred revenue purchase accounting adjustment(d)	—	97
Fair value adjustment to contingent value rights(e)	600	(2,800)
Deferred acquisition payments(f)	78	703
Severance cost(g)	1,276	—
Other professional services costs(h)	38	837
Other(i)	—	19
Income tax effect of adjustments(j)	(5,450)	(4,457)
Adjusted Net Income	$3,366	$10,717
(a)Represents costs directly associated with acquisitions and acquisition-related integration activities. These costs also include certain restructuring costs (e.g., severance) and other third-party transaction advisory fees associated with planned and completed acquisitions.

(b)Represents non-recurring expense related to payments to certain pre-IPO owners in lieu of their participation in the Tax Receivable Agreement (“TRA”). Management does not believe such costs are indicative of our ongoing operations as they are one-time awards specific to the establishment of the TRA.

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

(f)Represents expenses incurred related to deferred payments to employees associated with historical acquisitions. The deferred payments are cash retention awards for key personnel from the acquired companies and are expected to be paid to employees through 2023. Management does not believe such costs are indicative of our ongoing operations as they are one-time awards specific to acquisitions and are incremental to our typical compensation costs incurred and we do not expect such costs to be reflective of future increases in base compensation expense.

(g)Severance cost associated with various restructuring actions such as warehouse relocation, departmental reorganization and focused reduction in workforce.

(h)Represents professional service fees associated with the preparation for Sarbanes-Oxley (“SOX”) compliance, the implementation of new accounting standards and accounting for non-recurring transactions.

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

The following table presents the calculation of Contribution Margin:

	Three Months Ended
	March 31, 2023	April 1, 2022
	(in thousands)
Net sales	$252,040	$277,434
Cost of sales, exclusive of depreciation and amortization(a)	145,813	172,332
Net sales less cost of sales, exclusive of depreciation and amortization	$106,227	$105,102
Contribution Margin	42.1%	37.9%

(a)Cost of sales for the three months ended March 31, 2023 and April 1, 2022, excludes depreciation and amortization of $15,202 and $14,889, respectively.

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

The following table presents a reconciliation of net cash used in operating activities to Free Cash Flow for the periods presented:

	Three Months Ended
	March 31, 2023	April 1, 2022
	(in thousands)
Net cash used in operating activities	$(2,630)	$(23,022)
Purchases of property and equipment	(9,164)	(3,312)
Free Cash Flow	$(11,794)	$(26,334)

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

Selling, General and Administrative Expenses

Selling, general and administrative costs include payroll and related costs, occupancy costs, costs related to warehousing, distribution, outbound shipping to integrators, credit card processing fees, warranty, purchasing, advertising, research and development, non-income-based taxes, equity-based compensation, acquisition-related expenses, compensation expense for payouts in lieu of the TRA participation, provision for credit losses and other corporate overhead costs. We expect that our selling, general and administrative expenses will increase at a growth rate below net sales growth when adjusted for one-time expenses, in future periods as we continue to grow, and due to additional legal, accounting, insurance and other expenses that we are incurring as a public company, including compliance with the Sarbanes-Oxley Act.

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

Other Expense (Income), Net

Other expense (income), net includes interest income, foreign currency remeasurement, TRA liability adjustment, interest rate cap expense, gains and losses on disposal of business, and transaction gains and losses.

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

	Three Months Ended
	March 31, 2023	% of Net sales	April 1, 2022	% of Net sales
	($ in thousands)
Net sales	$252,040	100.0%	$277,434	100.0%
Costs and expenses:
Cost of sales, exclusive of depreciation and amortization	145,813	57.9%	172,332	62.1%
Selling, general and administrative expenses	93,797	37.2%	86,527	31.2%
Depreciation and amortization	15,202	6.0%	14,889	5.4%
Total costs and expenses	254,812	101.1%	273,748	98.7%
Income (loss) from operations	(2,772)	(1.1)%	3,686	1.3%
Other expenses (income):
Interest expense	13,949	5.5%	6,723	2.4%
Other expense (income), net	827	0.3%	(420)	(0.2)%
Total other expenses	14,776	5.9%	6,303	2.3%
Loss before income taxes	(17,548)	(7.0)%	(2,617)	(0.9)%
Income tax benefit	(3,000)	(1.2)%	(361)	(0.1)%
Net loss	(14,548)	(5.8)%	(2,256)	(0.8)%
Net loss attributable to noncontrolling interest	—	0.0%	(20)	(0.0)%
Net loss attributable to Company	$(14,548)	(5.8)%	$(2,236)	(0.8)%

Three Months Ended March 31, 2023, Compared to the Three Months Ended April 1, 2022
Net Sales

	Three Months Ended
	March 31, 2023	April 1, 2022	$ Change	% Change
	($ in thousands)
Net sales	$252,040	$277,434	$(25,394)	(9.2)%

Net sales decreased by $25.4 million, or 9.2%, in the three months ended March 31, 2023, compared to the three months ended April 1, 2022. Approximately 14.1% of the net sales decline was driven by channel inventory destocking as integrators work to reduce their on hand inventory to typical carrying levels. This year over year decline was partially offset by approximately 5.0% organic net sales growth. Organic growth components include the continued ramp of local branches opened in the past year and the cumulative impact of proprietary product price adjustments taken in the past year, offset by a modest foreign currency headwind and a decline in volume.

Cost of Sales, Exclusive of Depreciation and Amortization

	Three Months Ended
	March 31, 2023	April 1, 2022	$ Change	% Change
	($ in thousands)
Cost of sales, exclusive of depreciation and amortization	$145,813	$172,332	$(26,519)	(15.4)%
As a percentage of net sales	57.9%	62.1%

Cost of sales, exclusive of depreciation and amortization, decreased $26.5 million, or 15.4%, in the three months ended March 31, 2023, compared to the three months ended April 1, 2022, primarily driven by a decrease in net sales. As a percentage of net sales, cost of sales, exclusive of depreciation and amortization, decreased to 57.9% in the current period from 62.1% in the prior period. The decrease in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales was primarily due to the cumulative impact of price adjustments taken in the last twelve months, partially offset by elevated supplier and freight costs compared to the three months ended April 1, 2022. This decrease in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales resulted in a higher Contribution Margin of 42.1% for the three months ended March 31, 2023, compared to 37.9% for the three months ended April 1, 2022.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended
	March 31, 2023	April 1, 2022	$ Change	% Change
	($ in thousands)
Selling, general and administrative expenses	$93,797	$86,527	$7,270	8.4%
As a percentage of net sales	37.2%	31.2%

Selling, general and administrative expenses increased $7.3 million, or 8.4%, in the three months ended March 31, 2023 compared to the three months ended April 1, 2022. The increase in selling, general, and administrative expenses was attributable in part to a $3.4 million increase in fair value adjustments to contingent value rights, a $2.2 million increase in equity-based compensation, and a $1.3 million increase due to severance cost. Additional drivers of the increase include our continued long-term strategic growth investments and costs associated with local branch openings in the last year, partially offset by a continued focus on cost controls and operational efficiency initiatives.

As described in the notes to the reconciliation of net loss to Adjusted EBITDA and Adjusted Net Income, severance cost includes costs associated with various restructuring actions such as warehouse relocation, departmental reorganization and focused reduction in workforce. The cumulative impact of these actions resulted in an approximately 3% reduction in workforce in the three months ended March 31, 2023.

Depreciation and Amortization

	Three Months Ended
	March 31, 2023	April 1, 2022	$ Change	% Change
	($ in thousands)
Depreciation and amortization	$15,202	$14,889	$313	2.1%
As a percentage of net sales	6.0%	5.4%

Depreciation and amortization expenses increased by $0.3 million, or 2.1%, in the three months ended March 31, 2023 compared to the three months ended April 1, 2022. Amortization expense associated with intangible assets acquired increased between periods due to the acquisition of Clare. Depreciation expense increased primarily due to the opening of new local branches between periods.

Interest Expense

	Three Months Ended
	March 31, 2023	April 1, 2022	$ Change	% Change
	($ in thousands)
Interest expense	$13,949	$6,723	$7,226	107.5%
As a percentage of net sales	5.5%	2.4%

Interest expense increased by $7.2 million, or 107.5%, in the three months ended March 31, 2023 compared to the three months ended April 1, 2022. The increase was primarily driven by a higher average outstanding balance and interest rate on our long-term debt in the three months ended March 31, 2023 compared to the three months ended April 1, 2022.

Other Expense (Income), Net

	Three Months Ended
	March 31, 2023	April 1, 2022	$ Change	% Change
	($ in thousands)
Other expense (income), net	$827	$(420)	$1,247	(296.9)%
As a percentage of net sales	0.3%	(0.2)%

Other expense increased by $1.2 million, or 296.9%, in the three months ended March 31, 2023, compared to the three months ended April 1, 2022, primarily due to $0.8 million expense related to the interest rate cap entered into at the end of fiscal 2022 and prior year foreign currency gains resulting from favorable foreign currency movements.

Income Tax (Benefit) Expense

	Three Months Ended
	March 31, 2023	April 1, 2022	$ Change	% Change
	($ in thousands)
Income tax (benefit) expense	$(3,000)	$(361)	$(2,639)	731.0%
As a percentage of net sales	(1.2)%	(0.1)%

Income tax benefit increased by $2.6 million, or 731.0%, in the three months ended March 31, 2023, compared to the three months ended April 1, 2022. The effective tax rate for the three months ended March 31, 2023, was a benefit of 17.1% compared to 13.8% for the three months ended April 1, 2022. The change in the effective tax rate for the three months ended March 31, 2023, and the difference from the U.S. federal statutory rate of 21%, was primarily the result of stock compensation, global intangible low tax income offset by foreign derived intangible income, foreign rate differential, and R&D credits offset by uncertain tax positions and valuation allowance.

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

Working Capital, Excluding Deferred Revenue

The following table summarizes our cash, cash equivalents, accounts receivable and working capital, which we define as current assets minus current liabilities excluding deferred revenue, for the periods indicated:

	As of
	March 31, 2023	December 30, 2022
	(in thousands)
Cash and cash equivalents	$34,452	$21,117
Accounts receivable, net	$50,415	$48,174
Working capital, excluding deferred revenue	$278,596	$267,457

Our cash and cash equivalents as of March 31, 2023 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short term, highly liquid investments that reduce the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

We believe that our existing cash and cash equivalents, together with expected cash flow from operating activities, will be sufficient to fund our operations and capital expenditure requirements for the next 12 months. Beyond the next 12 months, our primary capital requirements primarily consist of required principal and interest payments on long-term debt, TRA payments and lease payments under non-cancelable lease commitments as further described in Notes 7, 13 and 15 of the Notes to the Unaudited Condensed Consolidated Financial Statements. If cash provided by operating activities and borrowings under our Credit Agreement are not sufficient or available to meet our short and long-term capital requirements, then we may consider additional equity or debt financing in the future. There can be no assurance debt or equity financing will be available to us if we need it or, if available, the terms will be satisfactory to us. Our sources of liquidity could be affected by factors described under “Risk Factors” in our Annual Report.

Debt Obligations

On December 8, 2021, we entered into a credit agreement (the “Credit Agreement”) with various financial institutions and Morgan Stanley Senior Funding, Inc. as administrative agent (the “Administrative Agent”) consisting of a $465.0 million aggregate principal amount of senior secured term loans (the “Term Loan”) maturing in seven years and a $100.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) (which includes borrowing capacity available for letters of credit) maturing in five years.

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

Borrowings under the Revolving Credit Facility will bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the federal funds effective rate, (b) the prime rate and (c) the eurocurrency rate determined by reference to the cost of funds adjusted for certain additional costs, plus 1.00%; provided such rate is not lower than a floor of 1.00% or (2) a eurocurrency rate determined by reference to the applicable cost of funds for such borrowing adjusted for certain additional costs; provided such rate is not lower than a floor of zero.

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

On October 2, 2022, we entered into an Incremental Agreement (the “Incremental Agreement”) with the lenders party thereto and the Administrative Agent to provide incremental term loans (the “Incremental Term Loans”) in an aggregate principal amount of $55.0 million. The Incremental Agreement amended the Credit Agreement (the Credit Agreement, as amended by the Incremental Agreement, the “Amended Credit Agreement”). Borrowings under the Incremental Term Loan will bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the federal funds effective rate, (b) the prime rate and (c) the forward-looking term rate based on SOFR for an interest period of one month plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a forward-looking term rate based on SOFR for the interest period relevant to such borrowing provided that such rate is not lower than a floor of 0.50%. We used the proceeds from the Amended Credit Agreement to pay down the existing revolver balance, further increasing liquidity and allowing for additional flexibility to invest in organic or inorganic growth or use for general corporate purposes. The term loans issued under the Incremental Agreement will mature on the third anniversary of the funding date.

We further amended the Credit Agreement on April 17, 2023 to replace LIBOR with SOFR as applicable. See Note 19 to our Unconsolidated Condensed Consolidated Financial Statements for additional information about this amendment.

The Credit Agreement contains various customary affirmative and negative covenants. We were in compliance with such covenants as of March 31, 2023.

In addition, the Revolving Credit Facility is subject to a first lien secured net leverage ratio of 7.50 to 1.00, tested quarterly, if, and only if, the aggregate principal amount from the revolving facility loans, letters of credit (to the extent not cash collateralized or backstopped or, in the aggregate, not in excess of the greater of $10.0 million and the stated face amount of letters of credit outstanding on the initial closing date of the Credit Agreement) and swingline loans outstanding and/or issued, as applicable, exceeds 35.0% of the total amount of the Revolving Credit Facility commitments.

As of March 31, 2023, we had $50.0 million outstanding under the Revolving Credit Facility. As of December 30, 2022, we had $12.0 million borrowings outstanding under the Revolving Credit Facility. As of March 31, 2023 and December 30, 2022, we had $9.8 million and $5.1 million of outstanding letters of credit, respectively. The amount available under the Revolving Credit Facility was $40.2 million and $82.9 million as of March 31, 2023 and December 30, 2022, respectively.

On October 26, 2022, we entered into an interest rate cap agreement, on the LIBOR component of interest, with Bank of America as the counterparty. The interest rate cap was effective December 31, 2022. We will pay a premium of $6.6 million at the maturity date of December 31, 2025. The notional amount of the interest rate cap is $350.0 million and has a strike rate of 5.00%, which effectively caps the LIBOR rate on $350.0 million of our floating rate debt at 5.00%.

The Company was in compliance with all debt covenants as of March 31, 2023 and December 30, 2022. For additional information on the Company’s debt arrangements, debt covenants and default provisions, see Note 8 of the Notes to the Consolidated Financial Statements for the year ended December 30, 2022, in the Annual Report.

Historical Cash Flows

The following table sets forth our cash flows for the three months ended March 31, 2023 and April 1, 2022:

	Three Months Ended
	March 31, 2023	April 1, 2022
	(in thousands)
Net cash used in operating activities	$(2,630)	$(23,022)
Net cash used in investing activities	$(9,125)	$(29,521)
Net cash provided by financing activities	$24,942	$37,000

Operating Activities

Net cash used in operating activities was $2.6 million in the three months ended March 31, 2023, compared to $23.0 million in the three months ended April 1, 2022, a decrease of cash used of $20.4 million. The decrease in net cash used in operating activities during the three months ended March 31, 2023 was due primarily to a $26.2 million net decrease in cash used for inventory and $6.4 million of net increase in cash provided by operating activities partially offset by a net decrease of $12.3 million of net income. The improvement in net cash used in operating activities was driven by our continued efforts to rebalance inventory levels.

Investing Activities

Net cash used in investing activities was $9.1 million in the three months ended March 31, 2023, compared to $29.5 million in the three months ended April 1, 2022, a decrease of $20.4 million. The decrease in the three months ended March 31, 2023 was driven by cash used in the prior period of $25.6 million to acquire Staub, offset by net cash used in the current period of $5.9 for the for the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $24.9 million for the three months ended March 31, 2023, compared to $37.0 million in the three months ended April 1, 2022, a decrease of $12.1 million. The decrease in net cash provided by financing activities for the three months ended March 31, 2023, was due primarily to cash used to make the initial payment of $10.2 million related to the TRA and $1.0 million related to payroll taxes on net shares of common stock.

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 30, 2022, we had off-balance sheet arrangements totaling $9.8 million and $5.1 million related to our outstanding letters of credit, respectively. We have not entered into any other off-balance sheet arrangements, except as disclosed herein.

Contractual Obligations

We have contractual obligations comprised of payments of debt and interest, lease commitments, TRA and CVRs.

As of March 31, 2023, we had $50.0 million outstanding under the Revolving Credit Facility, which we used to fund our initial TRA payment as well as for general corporate expenses.

Except for the leases described in Note 16 of the Notes to the Unaudited Condensed Consolidated Financial Statements and the debt agreement as described herein, as of March 31, 2023, there have been no material changes in our contractual obligations and commitments other than in the ordinary course of business from the contractual obligations and commitments for the year ended December 30, 2022, as previously disclosed in our Annual Report.

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

Interest Rate Risk

We are subject to interest rate risk in connection with our Amended Credit Agreement. As of March 31, 2023, we had $460.4 million outstanding under the Term Loan portion and $54.9 million outstanding under the Incremental Term Loan portion of the Amended Credit Agreement and $50.0 million outstanding under the Revolving Credit Facility. The term loans and revolver bear interest at variable rates. Each quarter point increase in the variable rates on the amounts outstanding under the Credit Agreement and Revolving Credit Facility as of March 31, 2023 would increase annual cash interest in the aggregate by approximately $1.2 million.

Foreign Currency Exchange Risk

Changes in the exchange rates for the functional currencies of our international subsidiaries may positively or negatively impact our sales, operating expenses and earnings. Historically, we have not hedged our currency exposure and fluctuations in exchange rates have not materially affected our operating results. While our international operations, including Canada, the United Kingdom, and Australia, accounted for only 13.2% of total net revenue during the three months ended March 31, 2023, our exposure to currency rate fluctuations could be material in the remainder of 2023 and future years, to the extent that either currency rate changes are significant or that our international operations comprise a larger percentage of our consolidated results.

Inflation Risk

Inflationary factors may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, the current rate of inflation may have an adverse effect on our ability to maintain current levels of expenses as a percentage of revenue if our revenue does not correspondingly increase with inflation.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to the material weakness discussed below, and in our Annual Report, related to the inability to design or maintain an effective control environment over certain information technology (“IT”) general controls or information systems and applications that are relevant to the preparation of our consolidated financial statements.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

As disclosed in Item 9A “Controls and Procedures” and in the section entitled “Risk Factors” in our Annual Report, we previously identified a material weakness in our internal control over financial reporting. Specifically, we did not design or maintain an effective control environment over certain information technology general controls (“ITGC”) or information systems and applications that are relevant to the preparation of our consolidated financial statements. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. We identified a material weakness in internal control related to ineffective ITGCs in the areas of where we did not design and maintain (1) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records that are relevant to the preparation of our financial statements are identified, tested, authorized and implemented appropriately, and (2) access controls to ensure access to programs and data is authorized and entitlements and privileges are recertified on a periodic basis to validate that.

While the deficiency did not result in a material misstatement to the financial statements, it presented a reasonable possibility that a material misstatement to the financial statements could have occurred.

Status of Remediation

We have taken and intend to continue to take actions to remediate the material weakness described above. The intended actions include, but are not limited to:

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

The planned or in process remedial actions above are in addition to the following remediation actions completed in 2022:

•Formally enhanced, developed, and implemented policies, procedures and processes relating to our internal controls over financial reporting.

•Hired an experienced Chief Information Office (“CIO”), along with additional information technology and internal controls personnel whom possess public company accounting, auditing and reporting expertise.

•Continued engagement with outside consultants to advise on changes to the design of controls, procedures and the implementation of future business processes and information technology systems.

•Enhanced our internal disclosure processes to provide greater representation across functions to improve opportunities to identify matters requiring controls and disclosures consideration.

The actions that we are taking are subject to ongoing senior management review, as well as oversight of the audit committee of our board of directors. We also may conclude that additional measures may be required to remediate the material weakness or determine to modify the remediation plans described above. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and make any further changes management deems appropriate.

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

For additional information, see Note 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2022 with the exception of the following:

Nearly all of our operating cash is maintained in deposit accounts with various financial institutions and is not insured by the Federal Deposit Insurance Corporation.

The unexpected failure of several commercial banks over the last several months, including First Republic Bank, Silicon Valley Bank, and Signature Bank, has raised concerns about the stability of institutions with concentrated exposure to certain types of depositors in the same industry as well as those with large unrealized losses in their investment security holdings. While the Company does not have any direct exposure to any bank that has failed, nearly all of our operating cash is maintained in deposit accounts at various financial institutions both in the United States of America (“US”) and foreign countries. The majority of the Company’s funds held in the US are with a single financial institution, which is among the largest in the US. However, we may be subject to losses in excess of the Federal Depository Insurance Corporation insured limit in the event of a failure of this financial institution and the subsequent lack of intervention by the US federal government. Additionally, if any of the institutions into which our funds are deposited experiences limited liquidity or otherwise defaults or does not perform its obligations to depositors, we may not be able to access those funds in a timely manner, or we may lose those funds, which could adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On May 12, 2022, the Company announced that its board of directors authorized a $25.0 million share repurchase program. Under the share repurchase program, Snap One may purchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and number of shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The repurchase program expires at the end of 2023, does not obligate the Company to acquire a specified number of shares and may be modified, suspended or discontinued at any time at the board of directors’ discretion. As of March 31, 2023, we had approximately $21.9 million remaining under the repurchase program.

The following table is a summary of our repurchases of common shares during the three months ended March 31, 2023.

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs (In thousands)
December 31, 2022 - February 3, 2023	26,994	$8.81	26,994	$21,875
February 4 - March 3	—	$—	—	$—
March 4 - March 31	—	$—	—	$—
	26,994		26,994

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

10.1
Amendment to Credit Agreement dated as of April 17, 2023 by and among Snap One Holdings Corp., as Borrower, and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s 8-K filed with the SEC on April 21, 2023)

10.2+	Amendment No. 1 to the 2021 Equity Incentive Plan, dated as of February 15, 2023 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 16, 2023).

10.3+
Form of Restricted Stock Unit Agreement under the Snap One Holdings Corp. 2021 Equity Incentive Plan (Employee, 2023 version). (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on February 16, 2023).

10.4+
Form of Restricted Stock Unit Agreement under the Snap One Holdings Corp. 2021 Equity Incentive Plan (Non-Employee Director, 2023 version). (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 16, 2023).

10.5+
Form of Performance-Based Restricted Stock Unit Agreement under the Snap One Holdings Corp. 2021 Equity Incentive Plan (Employee, 2023 version) (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on February 16, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Snap One Holdings Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Snap One Holdings Corp.

May 9, 2023	By:	/s/ John Heyman
Name: John Heyman
Title: Chief Executive Officer
(Principal Executive Officer)

May 9, 2023	By:	/s/ Michael Carlet
Name: Michael Carlet
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)