Form 10-Q/A
period 2023-03-31
Snap One Holdings Corp.
filed 2023-06-30
CIK 1856430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No.1)
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

EXPLANATORY NOTE

Snap One Holdings Corp. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, filed with the Securities and Exchange Commission on May 10, 2023 (the “Original 10-Q”), for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original 10-Q.

The Company is filing revised exhibits solely in order to include in the certifications set forth in the Exhibits the language added to the introductory portion of paragraph 4 and the language of revised paragraph 4(b), which language was inadvertently omitted from the certifications when originally filed. The Amendment does not reflect events occurring after the date of the filing of the Original 10-Q or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment should be read in conjunction with the Original 10-Q. The Amendment consists solely of the preceding cover page, this explanatory note, the signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to the Amendment.

Item 6. Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Amendment to the Original 10-Q.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (formatted as Inline XBRL).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Snap One Holdings Corp.

June 30, 2023	By:	/s/ John Heyman
Name: John Heyman
Title: Chief Executive Officer
(Principal Executive Officer)

June 30, 2023	By:	/s/ Michael Carlet
Name: Michael Carlet
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)
4