Form 10-Q
period 2023-06-30
Snap One Holdings Corp.
filed 2023-08-09
CIK 1856430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Registrant’s telephone number, including area code
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

The registrant had outstanding 76,433,614 shares of common stock as of August 4, 2023.

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
•Risks Related to Intellectual Property;
•Risks Related to Our International Operations;
•Risks Related to Our Indebtedness;
•Risks Related to Our Financial Statements;
•Risks Related to Our Common Stock; and
•the other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the annual period ended December 30, 2022 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2023) and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 10, 2023.
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

Part I - Financial Information
Item 1. Financial Statements
Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except par value)

	As of
	June 30, 2023	December 30, 2022
Assets
Current assets:
Cash and cash equivalents	$33,846	$21,117
Accounts receivable, net	54,703	48,174
Inventories	292,531	314,588
Prepaid expenses	22,261	22,913
Other current assets	2,957	5,930
Total current assets	406,298	412,722
Long-term assets:
Property and equipment, net	45,074	34,958
Goodwill	592,380	592,186
Other intangible assets, net	529,792	554,419
Operating lease right-of-use assets	54,775	54,041
Other assets	6,092	4,195
Total assets	$1,634,411	$1,652,521
Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$5,200	$5,063
Accounts payable	62,753	77,443
Accrued liabilities	64,537	64,605
Current operating lease liability	10,702	10,574
Current tax receivable agreement liability	23,195	10,191
Total current liabilities	166,387	167,876
Long-term liabilities:
Revolving credit facility, net	26,952	10,800
Long-term debt, net of current portion	495,462	496,795
Deferred income tax liabilities, net	34,542	43,515
Operating lease liability, net of current portion	55,649	50,896
Tax receivable agreement liability, net of current portion	78,211	101,262
Other liabilities	20,952	24,206
Total liabilities	878,155	895,350
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value, 500,000 shares authorized; 75,615 shares issued and outstanding as of June 30, 2023 and 75,042 shares issued and outstanding at December 30, 2022	756	750
Preferred stock, $0.01 par value; 50,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	861,550	848,703
Accumulated deficit	(102,718)	(88,046)
Accumulated other comprehensive loss	(3,332)	(4,236)
Total stockholders’ equity	756,256	757,171
Total liabilities and stockholders’ equity	$1,634,411	$1,652,521
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net sales	$274,407	$296,905	$526,447	$574,339
Costs and expenses:
Cost of sales, exclusive of depreciation and amortization	157,217	180,395	303,030	352,727
Selling, general and administrative expenses	93,793	95,394	187,590	181,921
Depreciation and amortization	15,394	14,966	30,596	29,855
Total costs and expenses	266,404	290,755	521,216	564,503
Income from operations	8,003	6,150	5,231	9,836
Other expenses (income):
Interest expense	14,888	7,720	28,837	14,443
Other income, net	(1,990)	(63)	(1,163)	(483)
Total other expenses	12,898	7,657	27,674	13,960
Loss before income taxes	(4,895)	(1,507)	(22,443)	(4,124)
Income tax benefit	(4,771)	(163)	(7,771)	(524)
Net loss	(124)	(1,344)	(14,672)	(3,600)
Net loss attributable to noncontrolling interest	—	(17)	—	(37)
Net loss attributable to Company	$(124)	$(1,327)	$(14,672)	$(3,563)

Net loss per share, basic and diluted	$(0.00)	$(0.02)	$(0.20)	$(0.05)
Weighted average shares outstanding, basic and diluted	74,757	74,588	75,024	74,526
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net loss	$(124)	$(1,344)	$(14,672)	$(3,600)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	651	(2,108)	904	(2,102)
Comprehensive income (loss)	527	(3,452)	(13,768)	(5,702)
Comprehensive loss attributable to noncontrolling interest	—	(17)	—	(37)
Comprehensive income (loss) attributable to Company	$527	$(3,435)	$(13,768)	$(5,665)
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Accumulated Deficit		Total Stockholders’ Equity
Balance - December 30, 2022	75,042	$750	$848,703	$(88,046)	$(4,236)	$757,171
Net loss	—	—	—	(14,548)	—	(14,548)
Foreign currency translation adjustments	—	—	—	—	253	253
Equity-based compensation	—	—	7,577	—	—	7,577
Repurchase and retirement of common stock	(27)	—	(238)	—	—	(238)
Issuance of common stock pursuant to equity incentive plans	332	3	(3)	—	—	—
Tax withholding on net share settlement of equity awards	(95)	(1)	(1,023)	—	—	(1,024)
Employee stock purchase plan	—	—	186	—	—	186
Balance - March 31, 2023	75,252	$752	$855,202	$(102,594)	$(3,983)	$749,377
Net loss	—	—	—	(124)	—	(124)
Foreign currency translation adjustments	—	—	—	—	651	651
Equity-based compensation	—	—	5,334	—	—	5,334
Issuance of common stock pursuant to equity incentive plans	177	2	(2)	—	—	—
Employee stock purchase plan	186	2	1,412	—	—	1,414
TRA distribution to shareholders	—	—	(396)	—	—	(396)
Balance - June 30, 2023	75,615	$756	$861,550	$(102,718)	$(3,332)	$756,256

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Accumulated Deficit		Noncontrolling Interest	Total Stockholders’ Equity
Balance - December 31, 2021	74,427	$744	$826,718	$(79,420)	$(28)	$261	$748,275
Net loss	—	—	—	(2,236)	—	(20)	(2,256)
Foreign currency translation adjustments	—	—	—	—	6	—	6
Equity-based compensation	—	—	5,599	—	—	—	5,599
Issuance of common stock pursuant to equity incentive plans	53	1	(1)	—	—	—	—
Balance - April 1, 2022	74,480	$745	$832,316	$(81,656)	$(22)	$241	$751,624
Net loss	—	—	—	(1,327)	—	(17)	(1,344)
Foreign currency translation adjustments	—	—	—	—	(2,108)	—	(2,108)
Equity-based compensation	—	—	6,768	—	—	—	6,768
Repurchase and retirement of common stock	(94)	(1)	(1,047)	—	—	—	(1,048)
Issuance of common stock pursuant to equity incentive plans	227	2	(2)	—	—	—	—
Balance - July 1, 2022	74,613	$746	$838,035	$(82,983)	$(2,130)	$224	$753,892
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended
	June 30, 2023	July 1, 2022
Cash flows from operating activities:
Net loss	$(14,672)	$(3,600)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	30,596	29,855
Amortization of debt issuance costs	1,556	921
Unrealized gain on interest rate cap	(1,126)	—
Deferred income taxes	(9,023)	(6,462)
Equity-based compensation	13,283	12,367
Non-cash operating lease expense	5,766	6,298
Bad debt expense	548	100
Fair value adjustment to contingent value rights	2,000	(6,075)
Valuation adjustment to TRA liability	144	—
Provision for credit losses on notes receivable	—	5,872
Other, net	(158)	81
Change in operating assets and liabilities:
Accounts receivable	(6,987)	(4,851)
Inventories	22,695	(58,262)
Prepaid expenses and other assets	895	5,273
Accounts payable, accrued liabilities and operating lease liabilities	(20,100)	(1,070)
Net cash provided by (used in) operating activities	25,417	(19,553)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(25,639)
Purchases of property and equipment	(15,685)	(6,414)
Issuance of notes receivable	—	(600)
Other, net	51	45
Net cash used in investing activities	(15,634)	(32,608)
Cash flows from financing activities:
Payments on long-term debt	(2,600)	(1,163)
Proceeds from revolving credit facility	38,000	47,000
Payments on revolving credit facility	(22,000)	—
Repurchase and retirement of common stock	(293)	(918)
Proceeds from employee stock purchase plan	1,228	—
Payment of tax withholding obligation on settlement of equity awards	(1,024)	—
Payments of tax receivable agreement	(10,191)	—
Contingent consideration payments	(250)	—
Net cash provided by financing activities	2,870	44,919
Effect of exchange rate changes on cash and cash equivalents	76	(2,017)
Net increase (decrease) in cash and cash equivalents	12,729	(9,259)
Cash and cash equivalents at beginning of the period	21,117	40,577
Cash and cash equivalents at end of the period	$33,846	$31,318
Supplementary cash flow information:
Cash paid for interest	$28,245	$14,657
Cash paid for taxes, net	$4,413	$3,445
Noncash investing and financing activities:
Capital expenditure in accounts payable	$1,004	$321
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

The Company’s fiscal year is the 52- or 53-week period that ends on the last Friday of December. Fiscal year 2023 is a 52-week period, and fiscal year 2022 was a 52-week period. The three months ended June 30, 2023 and July 1, 2022 were 13-week periods, and the six months ended June 30, 2023 and July 1, 2022, were 26-week periods.

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

Recently Adopted Accounting Pronouncements — In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Accounting Standards Codification 848, “ASC 848”). ASC 848 provides practical expedients and exceptions for an entity to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). The objective of the new reference rate reform standard is to clarify the scope of Topic 848 and provide explicit guidance to help companies applying optional expedients and exceptions. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 which extends the availability of the provisions of ASU 2021-01 until December 31, 2024. The Company’s exposure related to the expected cessation of the London InterBank Offered Rate (“LIBOR”) is limited to (i) the interest expense and certain fees it incurs on balances outstanding under its credit facilities, which the Company amended April 17, 2023 to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”) (see Note 7 for further discussion), (ii) certain interest rates that may become applicable pursuant to the Company’s Tax Receivable Agreement (“TRA”) which may be amended by the Company and the TRA Party Representative if such interest rates become applicable and LIBOR is no longer available and (iii) the Company’s interest rate cap agreement, which was amended to replace LIBOR with SOFR as the interest rate benchmark for the Term Loan. The Company utilized the practical expedients set forth in Topic 848 and has continued to account for its interest rate cap at fair value and has not applied modification accounting to its debt

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
instruments. The adoption of these ASUs did not have a material impact on our condensed consolidated financial statements.

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

In September 2022, the FASB issued ASU 2022-04, Liabilities- Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires buyers in a supplier finance program to disclose information related to the key terms of the program and the obligations the buyer has confirmed as valid to the finance provider or intermediary. The buyers are required to disclose obligations outstanding in interim reporting periods. The amendment in this update is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted the standard as of the beginning of fiscal year 2023 and the adoption did not have an impact on the Company’s disclosures as the impact of supplier finance programs is not material to the Company’s condensed consolidated financial statements.

3.    Acquisitions

The Company completed no acquisitions during the three months and six months ended June 30, 2023 and three acquisitions during fiscal year 2022, as described further in the section below. The Company’s acquisitions have been accounted for under ASC 805, Business Combinations. Accordingly, the accounts of the acquired companies, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the condensed consolidated financial statements from their respective dates of acquisition.

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

The Company acquired the remaining outstanding equity shares of Parasol in exchange for $1,100 of the Company’s common shares. The Company made an initial investment and established its controlling interest in 2018, and has included the results of operations, assets and liabilities in its consolidated financial reports since 2018.

The Company completed two additional acquisitions during fiscal year 2022 with Clare Controls, LLC (“Clare”), on August 8, 2022 and Staub Electronics, LTD (“Staub”), on January 20, 2022. The acquisitions added either products to the Company’s proprietary product lines or distribution services. The final allocation of the purchase price for Clare and Staub is as follows:

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

The Company recognized $328 of transaction-related expenses for Staub consisting primarily of advisory, legal, and other professional fees, during the six months ended July 1, 2022, which were included in selling, general, and administrative expenses in the consolidated statement of operations.

Pro forma financial information related to the Staub and Clare acquisitions has not been provided as it is not material to the Company’s consolidated results of operations. The results of operations of the Staub and Clare acquisition are included in the Company’s consolidated results of operations from the date of acquisition.

4.Revenue and Geographic Information

Contract Balances — Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue primarily relates to unspecified software updates and upgrades, hosting, technical support, marketing incentive programs, and subscription services. The following table represents the changes in deferred revenue for the six months ended June 30, 2023 and July 1, 2022:

	Six Months Ended
	June 30, 2023	July 1, 2022
Deferred revenue – beginning of period	$35,051	$33,385
Amounts billed, but not recognized	17,546	17,686
Recognition of revenue	(17,719)	(14,907)
Deferred revenue – end of period	$34,878	$36,164
The Company recorded deferred revenue of $22,760 and $22,611 in accrued liabilities and $12,118 and $12,440 in other liabilities as of June 30, 2023 and December 30, 2022, respectively.

Disaggregation of Revenue — The following table sets forth revenue by geography between the United States and all geographies outside of the United States for the three months and six months ended June 30, 2023 and July 1, 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Domestic integrators(a)	$230,809	$238,675	$440,286	$464,081
Domestic other(b)	11,185	17,814	20,427	31,167
International(c)	32,413	40,416	65,734	79,091
Total	$274,407	$296,905	$526,447	$574,339
(a)Domestic integrators is defined as professional “do-it-for-me” integrator customers who transact with Snap One through a traditional integrator channel in the United States, excluding the impact of revenue earned by the Company’s Access Networks enterprise grade network solution business.
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

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
The following table sets forth revenue by product type between proprietary products and third-party products for the three months and six months ended June 30, 2023 and July 1, 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Proprietary products(a)	$183,825	$208,196	$355,200	$395,993
Third-party products(b)	90,582	88,709	171,247	178,346
Total	$274,407	$296,905	$526,447	$574,339

(a)Proprietary products consist of products and services internally developed by or for Snap One and sold under one of Snap One’s proprietary brands.
(b)Third-party products consist of products that Snap One distributes but for which Snap One does not own associated product brand.

Additionally, the Company’s revenue includes amounts recognized over time and at a point in time, and are as follows for the three months and six months ended June 30, 2023 and July 1, 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Products transferred at a point in time	$265,416	$289,279	$508,728	$559,432
Services transferred over time	8,991	7,626	17,719	14,907
Total	$274,407	$296,905	$526,447	$574,339

5.Balance Sheet Components

Accounts Receivable, net:

As of June 30, 2023 and December 30, 2022, the Company’s accounts receivable, net consisted of the following:

	June 30, 2023	December 30, 2022
Accounts receivable	$57,049	$50,445
Allowance for credit losses	(2,346)	(2,271)
Accounts receivable, net	$54,703	$48,174

Inventories:

As of June 30, 2023 and December 30, 2022, the Company’s inventory consisted of the following:

	June 30, 2023	December 30, 2022
Finished goods	$288,603	$308,768
Raw materials	17,068	19,457
Work in process	462	500
Reserve for obsolete and slow-moving inventory	(13,602)	(14,137)
Total inventories	$292,531	$314,588

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
Accrued Liabilities:

Accrued liabilities as of June 30, 2023 and December 30, 2022, consisted of the following:

	June 30, 2023	December 30, 2022
Deferred revenue	$22,760	$22,611
Payroll, vacation, and bonus accruals	13,379	11,068
Warranty reserve	9,428	10,682
Sales return allowance	5,461	5,148
Customer rebate program	4,294	5,863
Incurred but not reported self-insurance	1,650	1,860
Taxes	919	944
Interest payable	754	1,578
Other accrued liabilities	5,892	4,851
Total accrued liabilities	$64,537	$64,605

6.Goodwill and Other Intangible Assets, Net

Goodwill as of June 30, 2023 and December 30, 2022, was $592,380 and $592,186, respectively. Changes in goodwill reflect the impact of foreign currency translation.

As of June 30, 2023 and December 30, 2022, other intangible assets, net, consisted of the following:

		June 30, 2023
	Estimated Useful Life	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 25 years	$521,086	$(136,595)	$384,491
Technology	4 – 15 years	98,478	(62,723)	35,755
Trade names – definite	2 – 10 years	59,994	(27,012)	32,982
Trade names – indefinite	indefinite	76,564	—	76,564
Total intangible assets		$756,122	$(226,330)	$529,792

		December 30, 2022
	Estimated Useful Life	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 25 years	$520,825	$(123,393)	$397,432
Technology	4 – 15 years	98,478	(54,391)	44,087
Trade names – definite	2 – 10 years	59,963	(23,627)	36,336
Trade names – indefinite	indefinite	76,564	—	76,564
Total intangible assets		$755,830	$(201,411)	$554,419
(a) Amounts also include any net changes in intangible asset balances for the periods presented that resulted from foreign currency translation.

Total amortization expense for intangible assets for the three months ended June 30, 2023 and July 1, 2022 was $12,440 and $12,581, respectively. Total amortization expense for intangible assets for the six months ended June 30, 2023 and July 1, 2022 was $24,877 and $25,242, respectively. The weighted-average useful life remaining for amortizing definite lived intangible assets was approximately 14.2 years as of June 30, 2023.

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
As of June 30, 2023, the estimated amortization expense for intangible assets for the next five fiscal years and thereafter are as follows:

Remainder of 2023	$24,726
2024	43,204
2025	35,588
2026	35,233
2027	34,417
2028 and thereafter	280,060
Total	$453,228

7.Debt Agreements

On December 8, 2021, the Company entered into and became a party to a credit agreement by and between the Company, various financial institutions and Morgan Stanley Senior Funding, Inc., as administrative agent (the “Administrative Agent”) (as amended from time to time, the “Credit Agreement”) consisting of $465,000 in aggregate principal amount of senior secured term loans maturing in seven years (the “Term Loan”) and a $100,000 senior secured revolving credit facility (which includes borrowing capacity available for letters of credit) maturing in five years (the “Revolving Credit Facility”).

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

On October 26, 2022, the Company entered into an interest rate cap agreement on the floating rate component of interest (LIBOR, subsequently transitioned to SOFR) for the Term Loan, with Bank of America as the counterparty. The interest rate cap became effective December 31, 2022. The Company will pay a premium of $6,573 at the maturity date of December 31, 2025. For the period ended June 30, 2023, the notional amount of the interest rate cap is $349,300 of the Term Loan and has a strike rate of 5.00%, which effectively caps LIBOR (subsequently transitioned to SOFR) on the notional amount at 5.00%. As of June 30, 2023, the three-month LIBOR rate was 5.16%.

On April 17, 2023, the Company entered into an Amendment to the Credit Agreement (the “Amendment to the Credit Agreement”), further amending the Credit Agreement dated as of December 8, 2021 (as amended by the Amended Credit Agreement dated as of October 2, 2022). The Amendment to the Credit Agreement replaces LIBOR with SOFR as the interest rate benchmark for certain loans as provided thereunder along with other conforming changes. Other than the foregoing, the parties to the Credit Agreement continue to have the same obligations set forth in the Credit Agreement prior to the effectiveness of the Amendment to the Credit Agreement.

Borrowings under the Term Loan will bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the federal funds effective rate, (b) the prime rate and (c) the eurocurrency rate determined by reference to the cost of funds for U.S. dollar deposits (subsequently changed to the forward-looking term rate based on SOFR for rates initiated after the effective date of the Amendment to the Credit Agreement) for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a eurocurrency rate determined by reference to the cost of funds for U.S. dollar deposits (subsequently changed to the forward-looking term rate based on SOFR for rates initiated after the effective date of the Amendment to the Credit Agreement) for the interest period relevant to such borrowing adjusted for certain additional costs; provided that such rate is not lower than a floor of 0.50%.

Borrowings under the Incremental Term Loan will bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the federal funds effective rate, (b) the prime rate and (c) the forward-looking term rate based on the SOFR for an interest period of one month plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) an applicable margin plus

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
a forward-looking rate based on SOFR for the interest period relevant to such borrowing provided that such rate is not lower than a floor of 0.50%.

The interest rate for the Term Loan was 9.66% as of June 30, 2023 and 7.38% as of December 30, 2022. The interest rate for the Incremental Term Loan was 11.65% as of June 30, 2023 and 10.42% as of December 30, 2022.

Borrowings under the Revolving Credit Facility will bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the federal funds effective rate, (b) the prime rate and (c) the eurocurrency rate determined by reference to the cost of funds adjusted for certain additional costs (subsequently changed to the forward-looking term rate based on SOFR for rates initiated after the effective date of the Amendment to the Credit Agreement) for an interest period of one month, plus 1.00%; provided such rate is not lower than a floor of 1.00% or (2) a eurocurrency rate determined by reference to the applicable cost of funds for such borrowing adjusted for certain additional costs (subsequently changed to the forward-looking term rate based on SOFR for rates initiated after the effective date of the Amendment to the Credit Agreement); provided such rate is not lower than a floor of zero, subsequently changed to 0.50% based on SOFR for rates initiated after the effective date of the Amendment to the Credit Agreement. The interest rate for the Revolving Credit Facility was 9.85% as of June 30, 2023 and 9.22% as of December 30, 2022.

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

The Company’s outstanding debt as of June 30, 2023 and December 30, 2022 was as follows:

Instrument	Maturity Date	June 30, 2023	December 30, 2022
Credit Agreement
Term Loan	December 8, 2028	$459,188	$461,513
Incremental Term Loan	October 2, 2025	$54,725	$55,000
Revolving Credit Facility	December 8, 2026	$28,000	$12,000
Outstanding Letters of Credit	December 8, 2026	$4,940	$5,060

The amount available under the Revolving Credit Facility was $67,060 and $82,940 as of June 30, 2023 and December 30, 2022, respectively.

As of June 30, 2023, the future scheduled maturities of the above notes payable are as follows:

Remainder of 2023	$2,600
2024	3,900
2025	58,688
2026	32,650
2027	5,813
Thereafter	438,262
Total future maturities of debt	541,913
Unamortized debt issuance costs	(14,299)
Total indebtedness	527,614
Less: Current maturities of long-term debt	5,200
Long-term debt and revolving credit facility	$522,414

Unamortized costs related to the issuance of the Term Loan were $13,251 and $14,655 as of June 30, 2023 and December 30, 2022, respectively, and were presented as a direct deduction from the carrying amount of long-term debt.

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
Unamortized costs related to the issuance of the Revolving Credit Facility were $1,048 and $1,200 as of June 30, 2023 and December 30, 2022, respectively, and were presented as a direct deduction from the carrying amount of the revolving credit facility. The costs related to debt issuances are amortized to interest expense over the life of the related debt. As of June 30, 2023, the future amortization of debt issuance costs was as follows:

Remainder of 2023	$1,611
2024	3,396
2025	3,374
2026	2,123
2027	1,918
Thereafter	1,877
Total	$14,299

Debt Covenants and Default Provisions — There have been no changes to the debt covenants or default provisions related to the Company’s outstanding debt arrangements or other obligations during the current year. The Company was in compliance with all debt covenants as of June 30, 2023 and December 30, 2022. For additional information on the Company’s debt arrangements, debt covenants and default provisions, see Note 8 of the Notes to the Consolidated Financial Statements for the year ended December 30, 2022, in the Annual Report.

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

8.Fair Value Measurement

Fair Value of Financial Instruments — The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the condensed consolidated statements of operations were as follows:

	As of June 30, 2023		As of December 30, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Notes receivable, net	$9	$9	$59	$59
Liabilities
Term Loan	$459,188	$437,376	$461,513	$421,130
Incremental Term Loan	$54,725	$51,442	$55,000	$51,700
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

Notes Receivable — During the three months ended September 30, 2022, the Company acquired Clare, which had an outstanding unsecured loan with the Company. The Company recorded a $5,872 loss on the settlement of the unsecured loan from Clare during the three months and six months ended July 1, 2022. At the acquisition date, the Company settled the notes receivable for $1,400 as part of the transaction. See Note 3 for more information regarding the Clare acquisition.

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis — On October 26, 2022, the Company entered into an interest rate cap agreement on the LIBOR (subsequently transitioned to SOFR) component of interest. The interest rate cap became effective December 31, 2022. The interest rate cap agreement does not qualify for hedge accounting treatment and accordingly, the Company records the fair value of the agreement as an asset or liability and the change in fair value as income or expense during the period in which the change occurs. The fair value of the interest rate cap is determined using widely accepted valuation techniques based on its maturity and observable market-based inputs, including interest rate curves. This measurement is considered a Level 2 measurement. The interest rate cap had a fair value of $1,436 and $2,563 as of June 30, 2023 and December 30, 2022, respectively, and is recorded in other liabilities on the Company’s consolidated balance sheet. The change in fair value was recognized as a component of other income, net in the condensed consolidated statements of operations and was $1,944 and $1,126 for the three months and six months ended June 30, 2023.

The fair value of the contingent consideration liability related to the Access Networks acquisition is based on unobservable inputs, including management estimates and assumptions about future revenues, and is, therefore, classified as Level 3. During the year ended December 30, 2022, the agreement was modified to change the covered revenue period, reducing expected payouts based on future revenues. As a result of the modification, the fair value of the contingent consideration was reduced to $250 and was paid during the six months ending June 30, 2023. The Company recorded a liability of $250 as of December 30, 2022 in accrued liabilities.

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

	Fair value at June 30, 2023	Valuation Technique	Unobservable Input	Volatility
Contingent Value Rights	$3,700	Monte Carlo	Volatility	55 and 60%

Changes in the CVRs for the six months ended June 30, 2023 and July 1, 2022 were as follows:

	June 30, 2023	July 1, 2022
CVR fair value – beginning of period	$1,700	$8,900
Fair value adjustments	2,000	(6,075)
CVR fair value – end of period	$3,700	$2,825
There were no transfers into or out of Level 3 during the three months and six months ended June 30, 2023 or July 1, 2022.

9.Warranties

Changes in the Company’s accrued warranty liability for the six months ended June 30, 2023 and July 1, 2022 were as follows:

	June 30, 2023	July 1, 2022
Accrued warranty – beginning of period	$15,039	$18,772
Warranty claims	(6,861)	(5,518)
Warranty provisions	4,588	3,019
Accrued warranty – end of period	$12,766	$16,273
As of June 30, 2023, the Company has recorded accrued warranty liabilities of $9,428 in accrued liabilities and $3,338 in other liabilities in the accompanying condensed consolidated balance sheet. As of December 30, 2022, the Company has recorded accrued warranty liabilities of $10,682 in accrued liabilities and $4,357 in other liabilities.

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

10.Retirement Plan

The Company has a 401(k) plan that covers eligible employees as defined by the plan agreement. The Company matches 100% of employee contributions to the plan, up to 3% of the employees’ total compensation, and 50% of employee contributions to the plan, up to 6% of the employees’ total compensation. Company contributions to the plan, net of forfeitures, were $1,335 and $1,292 for the three months ended June 30, 2023 and July 1, 2022, respectively. Company contributions to the plan, net of forfeitures, were $2,670 and $2,823 for the six months ended June 30, 2023 and July 1, 2022, respectively.

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

2021 Incentive Plan — On July 16, 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) in order to provide a means through which to attract, retain, and motivate key personnel. Awards available for grant under the 2021 Plan include non-qualified and incentive stock options, restricted shares of the Company’s common stock, and other equity-based awards tied to the value of the Company’s common stock and cash-based awards.

During the six months ended June 30, 2023, upon the settlement date of certain outstanding equity awards, shares were withheld to cover the required withholding tax, which was based on the value of a share on the settlement date as determined by the closing price of our common stock on the trading day of the applicable settlement date. The remaining shares were delivered to the recipient as shares of the Company’s common stock. The amount remitted to the tax authorities for the employees’ tax obligation was reflected as a financing activity on the Company’s consolidated statements of cash flows. These shares withheld by the Company as a result of the net settlement of equity awards issued under the 2021 Plan were not considered issued and outstanding. These shares were returned to the 2021 Plan reserve and are available for future issuance thereunder. For vesting events where shares are not withheld, the Company required employees to sell a portion of the shares that they received upon the vesting of equity awards in order to cover any required withholding taxes.

Equity Award Conversion — During the year ended December 31, 2021, and in connection with the Company’s initial public offering (“IPO”), all outstanding unvested Incentive Units were replaced with newly issued shares of the Company’s restricted common stock. Vested Incentive Units were exchanged into shares of the Company’s common stock using the same formula as unvested Incentive Units (together, the “Equity Award Conversion”). The restricted shares of common stock that the holders received in exchange for their unvested B-1 Units are subject to the same vesting terms that applied to the B-1 Units prior to the Equity Award Conversion.

The restricted stock awards issued to replace B-2 Units vest based upon achievement of one or more hurdles, which are substantially the same as the previous market-condition vesting criteria of the B-2 Units. Although the restricted stock awards that replace the B-2 Units do not contain an explicit service condition, the vesting is subject to continued employment, resulting in a derived service period. For additional information on the Equity Award Conversion, see Note 13 of the Notes to the Consolidated Financial Statements for the fiscal year ended December 30, 2022, in the Annual Report.

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

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
The summary of the Company’s restricted stock awards activity is as follows:

	Restricted Stock Awards
	B-1 Incentive Units		B-2 Incentive Units
	Number of Units	Weighted- Average Grant-Date Fair Value	Number of Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 30, 2022	223	$18.00	792	$18.00
Granted	—	—	—	—
Vested	58	18.00	—	—
Forfeited	12	18.00	130	18.00
Outstanding at June 30, 2023	153	$18.00	662	$18.00

Stock Options

In connection with the IPO, the Company granted options to holders of B-1 Units (“Time-based Options”) and options to holders of B-2 Units (“Market-based Options”), as further discussed in Note 13 of the Notes to the Consolidated Financial Statements for the year ended December 30, 2022, in the Annual Report.

The summary of the Company’s option activity is as follows:

	Time-based Options			Market-based Options
	Number of Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (a)	Number of Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (a)
Outstanding at December 30, 2022	4,233	$6.47	$—	1,125	$5.66	$—
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	189	6.49	—	190	5.66	—
Outstanding at June 30, 2023	4,044	$6.47	$—	935	$5.66	$—
Options exercisable at June 30, 2023	3,222	$6.25	$—	—	$—	$—

(a) The intrinsic value represents the amount by which the fair value of the Company’s stock exceeds the option exercise price as of June 30, 2023 and December 30, 2022.

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

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
The summary of the Company’s RSU activity is as follows:

	Restricted Stock Units
	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 30, 2022	1,360	$17.05
Granted	1,903	11.20
Vested	459	16.90
Forfeited	128	14.21
Outstanding at June 30, 2023	2,676	$13.05

As of June 30, 2023, there were 99 vested and unissued restricted stock units.

Performance Stock Units — During the six months ended June 30, 2023 and July 1, 2022, the Company granted performance-based restricted stock units (“PSUs”) to certain employees under the 2021 Plan. The fair value of PSUs granted is based on the Company’s closing stock price on the date of grant. Total units earned for grants may vary between 0% and 200% of the units granted based on the attainment of company-specific targets during the performance period and upon continued service. Compensation expense for PSUs is recognized on a graded-vesting basis if it is probable that the performance conditions will be achieved. Adjustments to compensation expense are made each period based on changes in the Company’s estimate of the number of PSUs that are probable of vesting. PSUs will vest with continued service and upon achievement of the relevant performance targets.

The awards issued during the six months ended June 30, 2023 contain three separate tranches, each for a separate one-year performance period and each with a performance target to be established concurrently with the annual budget process. Accordingly, each tranche is accounted for as a separate grant. The Company-specific targets include: (i) adjusted EBITDA, (ii) adjusted EBITDA margin, and (iii) the results of an engagement survey administered annually in the fourth quarter to employees below the level of director.

The awards issued during the six months ended July 1, 2022, vest in annual tranches over a three-year service period, subject to a one-year performance target. Total units earned for grants are based on the attainment of net sales and Company-specific adjusted EBITDA targets during the performance period (the fiscal year of the date of the grant) and upon continued service. For the year-ended December 30, 2022, the Company determined that, based on actual performance with respect to Adjusted EBITDA and Net Sales combined, the awards were earned at 51%.

The summary of the Company’s PSU activity is as follows:

	Performance Stock Units
	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 30, 2022	254	$17.96
Granted	322	11.31
Vested	132	15.65
Forfeited	31	14.11
Outstanding at June 30, 2023	413	$13.80

As of June 30, 2023, there were 71 vested and unissued performance share units.

Total equity-based compensation expense — Equity-based compensation expense is included within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. For all equity-based compensation awards, the Company recognizes forfeitures as they occur. Compensation expense for the three months and

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
six months ended June 30, 2023 and July 1, 2022, and unrecognized stock compensation expense and weighted average remaining expense period as of June 30, 2023 consisted of:

	Compensation Expense				As of June 30, 2023
	Three Months Ended June 30, 2023	Three Months Ended July 1, 2022	Six Months Ended June 30, 2023	Six Months Ended July 1, 2022	Unrecognized Compensation Expense	Weighted-Average Remaining Contractual Term (Years)
2021 Plan
Restricted stock awards	$519	$1,163	$1,152	$2,308	$2,867	0.74
Time-based options	948	1,676	1,970	3,405	5,141	1.55
Market-based options	(193)	645	436	1,290	1,258	0.60
Restricted stock units	3,090	1,970	6,633	3,406	31,499	3.26
Performance stock units	870	1,134	2,520	1,699	3,157	0.79
Other equity-based compensation	100	100	200	179	627	1.56
Total	$5,334	$6,688	$12,911	$12,287	$44,549	1.85

Employee Stock Purchase Plan — The Company’s board of directors adopted, and its shareholders approved, the Snap One Holdings Corp. 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP initially reserved 750 shares for issuance. The number of shares available for issuance under the ESPP is subject to adjustment for certain changes in the Company’s capitalization. In addition, the ESPP contains an evergreen provision such that each January 1, starting in 2022 and ending in 2031, the number of shares available for issuance shall be increased by that number of shares equal to the lesser of (i) a number of shares such that the aggregate amount of shares available following the increase is equal to 1% of the fully diluted shares outstanding on December 31 of the preceding year, or (ii) a lesser amount determined by the Company’s Compensation Committee. Pursuant to this provision the Company increased the number of shares in the ESPP by approximately 186 shares. Under the ESPP, shares of common stock may be purchased by eligible participants during defined purchase periods at 85% of the lesser of the closing price of the Company’s common stock on the first day or last day of each purchase period. The Company used a Black-Scholes option pricing model to value the common stock purchased as part of the Company’s ESPP. The fair value estimated by the option pricing model is affected by the price of the common stock as well as subjective variables that include assumed interest rates, the Company’s expected dividend yield, and the expected share volatility over the term of the award.

Offering periods are generally six months long and begin on May 23 and November 23 of each year. For the three months and six months ended June 30, 2023, 186 shares of common stock were purchased under the ESPP at an average price of $6.60 per share. Stock-based compensation expense recognized related to the ESPP was $186 and $372 for the three months and six months ended June 30, 2023 and $80 for the three months and six months ended July 1, 2022, and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Eligible participants contributed $257 and $287 as of June 30, 2023 and December 30, 2022, respectively, which is included in accrued liabilities in the accompanying condensed consolidated balance sheet. Unrecognized compensation expense as of June 30, 2023 associated with the remaining ESPP purchase period through May 22, 2023 was $323.

12.Income Taxes

The effective income tax rate for the Company was a benefit of 97.5% and 34.6% for the three months and six months ended June 30, 2023, as compared to a benefit of 10.8% and 12.7% for the three months and six months ended July 1, 2022. The change in the effective tax rate for the three months and six months ended June 30, 2023, and the difference from the U.S. federal statutory rate of 21%, was primarily the result of stock compensation, global intangible low tax income offset by foreign derived intangible income, R&D credits and changes to the valuation allowance.

Income tax benefit was $4,771 and $7,771 during the three months and six months ended June 30, 2023, compared to a benefit of $163 and $524 during the three months and six months ended July 1, 2022.

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
13.Tax Receivable Agreement

On July 29, 2021, the Company executed a Tax Receivable Agreement (“TRA”) with certain pre-IPO owners (“TRA Participants”). The TRA provides for payment by the Company to the TRA Participants of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company utilizes in the future from net operating losses and certain other tax benefits that arose prior to the IPO. The Company recognizes this contingent liability in its condensed consolidated financial statements when incurrence of the liability becomes probable and amounts are reasonably estimable. Subsequent changes to the measurement of the TRA liability are recognized in the condensed consolidated statements of operations as a component of other income, net. The Company will retain the benefit of the remaining 15% of these cash tax savings.

As of June 30, 2023, the Company recognized a total liability of $101,406, of which $23,195 and $78,211 are recorded within the current and noncurrent tax receivable agreement liability financial statement line items, respectively. As of December 30, 2022, the Company recognized a total liability of $111,453, of which $10,191 and $101,262 was recorded within the current and noncurrent tax receivable agreement liability financial statement line items, respectively. For the three months ended June 30, 2023, there was not a measurement adjustment recognized by the Company. For the six months ended June 30, 2023, the Company recognized a measurement adjustment of $144, which was recognized in other expense on the condensed consolidated statements of operations. During the six months ended June 30, 2023 the Company made its first payment to TRA participants of $10,468, which included interest of $277.

With respect to certain pre-IPO owners that are not TRA Participants, the Company has recorded amounts held in escrow for these participants in prepaid expense of $534 and $1,169 as of June 30, 2023 and December 30, 2022, respectively. During the three months and six months ended June 30, 2023, $396 of the amount held in escrow was forfeited by a pre-IPO owner and distributed to certain shareholders, resulting in a reduction of the prepaid expense balance and reversal of compensation expense. As a result, the Company recorded $(46) and $233 during the three months and six months ended June 30, 2023, in compensation expense within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. During the three months and six months ended July 1, 2022, the Company recorded $279 and $558, respectively, in compensation expense within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

14.Commitments and Contingencies

Legal Proceedings — During the normal course of business, the Company is occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable, and the amount of such loss can be reasonably estimated. As of June 30, 2023 and December 30, 2022, no significant reserves were recorded. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. However, the Company does not expect the outcome of the matters currently pending will have a material adverse effect on the condensed consolidated financial statements.

15.Leases

The Company determines if an arrangement is a lease or contains a lease at inception. For all leases with a term longer than 12 months, operating leases are recorded under the noncurrent asset operating lease financial statement line item and the current and noncurrent operating lease liability financial statement line items on the Company’s condensed consolidated balance sheets. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for as a single lease component for all asset classes. Lease expense is recognized on a straight-line basis over the lease term.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Since most of the Company’s leases do not provide an implicit rate, the Company uses its own incremental borrowing rate (“IBR”) on a collateralized basis in determining the present value of lease payments. The Company utilizes a market-based approach to estimate the IBR.

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

The components of the Company’s lease costs are:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Operating lease cost (a)	$3,516	$3,533	$7,742	$7,072
Variable lease cost	1,238	923	2,609	1,979
Short-term lease cost	61	76	133	186
Total lease cost	$4,815	$4,532	$10,484	$9,237
(a)Included in cost of sales, exclusive of depreciation and amortization, and selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Cash paid for amounts included in the measurement of lease liabilities	$3,339	$3,399	$7,022	$6,804
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$5,553	$842	$6,538	$44,897

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

As of June 30, 2023
Weighted-average remaining lease term	6.49 years
Weighted-average discount rate	7.69%

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
As of June 30, 2023, future lease payments under non-cancelable lease commitments for the next five fiscal years and thereafter were as follows:

Remainder of 2023	$7,443
2024	15,443
2025	14,353
2026	12,189
2027	10,207
Thereafter	27,922
Total lease payments	87,557
Less: Imputed interest	20,627
Less: Lease incentive receivable	579
Present value of lease liabilities	$66,351

During the six months ended June 30, 2023, the Company completed its move from its former leased location in Draper, UT to its new location in Lehi, UT. The lease has an operational commencement date of February 1, 2023 and an expiration date of September 30, 2033. As of June 30, 2023, the Company has entered into additional lease agreements for office space that have not yet commenced. Aggregate lease payments for these leases total $1,282 on an undiscounted basis.

16.Stockholders’ Equity

Holders of voting common stock are entitled to one vote per share and to receive dividends.

The Company had a noncontrolling interest prior to the fourth quarter of the year ended December 30, 2022. Changes in noncontrolling interests each period include net income attributable to noncontrolling interests and cash contributions by minority partners to the Company’s consolidated subsidiaries. There were no cash contributions by minority partners for the three months and six months ended June 30, 2023 or July 1, 2022.

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

Share repurchase activity consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Number of shares repurchased	—	94	27	94
Total cost	$—	$1,048	$238	$1,048
Average per share cost including commissions	$—	$11.12	$8.81	$11.12

The Company has elected to retire shares repurchased to date. Shares retired become part of the pool of authorized but unissued shares. The purchase price of the retired shares in excess of par value, including transaction costs, is recorded as a decrease to additional paid-in capital. The Company had $55 of share repurchases included in accrued liabilities in its condensed consolidated balance sheets as of December 30, 2022.

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
17.Loss Per Share

Basic loss per share represents net loss divided by the weighted-average shares outstanding. Diluted loss per share is the same as basic income or loss per share. The Company was in a loss position during the three months ended June 30, 2023 and July 1, 2022, respectively. The following table presents the calculations of basic and diluted loss per share for the three months and six months ended June 30, 2023 and July 1, 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net loss attributable to Company	$(124)	$(1,327)	$(14,672)	$(3,563)
Weighted-average shares outstanding - basic and diluted	74,757	74,588	75,024	74,526
Loss per share - basic and diluted	$(0.00)	$(0.02)	$(0.20)	$(0.05)

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

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Restricted stock awards	915	1,281	947	1,347
Time-based options	4,058	4,334	4,104	4,352
Market-based options	1,067	1,155	1,097	1,155
Restricted stock units	2,752	1,193	2,398	994
Performance stock units	431	367	374	276
Other equity-based compensation	46	69	49	63
Total	9,269	8,399	8,969	8,187

18.Related Parties

The Company’s controlling shareholder, Hellman & Friedman, LLC (“H&F”), has an ownership interest in a human capital management, payroll, HR service and workforce management vendor used by the Company. For the three months ended June 30, 2023 and July 1, 2022, the Company incurred $156 and $53 of expenses, respectively, related to this vendor. For the six months ended June 30, 2023 and July 1, 2022, the Company incurred $212 and $166 of expenses, respectively, related to this vendor. Additionally, H&F has an ownership interest in an insurance brokerage vendor previously used by the Company. For the three months and six months ended June 30, 2023, the Company incurred no expenses related to this vendor. For the three months and six months ended July 1, 2022 , the Company incurred $468 and $936 of expenses, respectively, related to this vendor. These expenses are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Amounts owed by the Company in connection with the expenses described above were not material as of June 30, 2023 and July 1, 2022, respectively.

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

We operate on a 52-week or 53-week fiscal year ending on the last Friday of December each year. Our fiscal year is divided into four quarters of 13 weeks, each beginning on a Saturday and containing one 5-week period followed by two 4-week periods. When a 53-week fiscal year occurs, we report the additional week in the fourth fiscal quarter. References to fiscal year 2022 are to our 52-week fiscal year ended December 30, 2022. The fiscal quarters ended June 30, 2023 and July 1, 2022 were both 13-week periods.

Overview

Snap One powers smart living by enabling professional integrators to deliver seamless experiences in the connected homes and small businesses where people live, work and play. We offer an end-to-end product ecosystem delivered through our powerful distribution network and further bolstered by our value-added services and workflow solutions. We serve a loyal and growing network of professional do-it-for-me (“DIFM”) integrator customers. We provide integrators with a leading, comprehensive, proprietary and third-party suite of connected, control, infrastructure, entertainment, and software solutions that deliver exceptional smart living experiences to the end consumer. Our product and service offerings encompass all the elements required by integrators to build integrated smart living systems that are easy to install and simple to manage while creating a powerful and premium experience for the end consumer. Our technology and software solutions are designed to support the integrator throughout the project lifecycle, enhancing their operations and helping them to profitably grow their businesses.

We are vertically integrated with the majority of our Net Sales and Contribution Margin coming from our proprietary branded, internally developed products sold to DIFM integrators in home technology, security and commercial markets. Our comprehensive suite of solutions allows integrators to find everything they need in one place and to deliver high-quality, reliable and configurable systems to end consumers. We also have two subscription-based services that we monetize with end consumers. Parasol is enabled by our OvrC software and is a subscription-based service that provides homeowners and small businesses access to a continuous remote support service to troubleshoot devices on their network. 4Sight, our remote system management license for end consumers, is enabled by our Control4 software and is a subscription sold to homeowners and small businesses. As we expand our penetration of connected homes and businesses domestically, we expect to continue to invest in the expansion of existing and development of new subscription-based services. We believe our leadership position and expanding presence in the home and business will allow us to develop new high margin, recurring software-driven services that enhance our product suite and bolster our underlying software. We expect to continue to develop technologies to make integrators more effective and efficient, which is critical to delivering the best solutions for our integrators and end consumers.

Key Factors Affecting Our Performance

Our historical financial performance has been primarily driven by the following factors, which we also expect to be the primary drivers of our financial performance in the future.

Increased Average Spend per Integrator via Wallet Share Expansion. Increasing wallet share with integrators depends in part on our ability to continue expanding our omni-channel coverage, extending our product suite, bolstering our support services, and creating deeper integration across our products to make it compelling for integrators to use Snap One as their one-stop shop. Average wallet share with our integrators varies across DIFM markets, with particular strength in home technology and demonstrated success in commercial and security. We believe we can increase our wallet share with existing integrators through the adoption of our ecosystems, new product innovation and our compelling loyalty program.

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

Investments in Our Integrated Platform. Our end-to-end product and software ecosystem and workflow solutions create an integrated platform of leading offerings, which we believe drive significant value for our integrators and personalized, immersive experiences for end consumers.

Omni-Channel Strategy Expansion. Our business model is built around an e-commerce-centric, omni-channel go-to-market strategy. We provide a comprehensive e-commerce portal, which allows integrators to easily research products, design projects, receive training and certifications, order products, and solicit ongoing support. Our e-commerce portal is complemented by a growing network of 39 domestic local branches, two Canadian local branches, and seven distribution centers as of June 30, 2023. The local branch presence is an important part of our strategy as it allows us to better serve integrators by providing same-day product availability when necessary, creating a site for relationship building with our support team and for training and product demonstration sessions. We believe integrators value the relationships and support we can deliver at the local level, and this further increases their loyalty to our business across channels.

Strategic Acquisitions. In addition to our organic growth, we continue to grow our business through strategic acquisitions such as our acquisitions of ANLA, LLC (“Access Networks”), Staub Electronics, LTD (“Staub”), Remote Maintenance Systems LP, doing business as Parasol (“Parasol”) and the asset purchase of Clare Controls, LLC (“Clare”) to better serve existing and new integrators, broaden our product categories and extend the geographic reach of our omni-channel capabilities. We expect to continue to pursue disciplined, accretive acquisitions that enhance our products, software and workflow solutions and expand into adjacent markets that allow us to serve our integrator base.

Macroeconomic Factors

Macroeconomic conditions globally continue to be challenging in various respects, including as the result of ongoing inflationary pressures, elevated interest rate levels, disruptions to global supply networks, challenging labor market conditions, political and social instability (both in the area surrounding Russia and Ukraine and globally with respect to these nations’ allies) and instability in the banking system. To date we have not observed any material interruptions in our infrastructure, supplies, technology systems or networks needed to support our operations due to any specific macroeconomic condition, but we are actively monitoring potential impacts on the Company. Additionally, we continue to invest in supply chain initiatives to meet integrator demand and manage cost inflation.

COVID-19 affected our supply chain, including component sourcing and shipping and logistics challenges resulting in cost inflation, consistent with its effect across many industries. While the situation and conditions caused by COVID-19 have significantly normalized since the height of the pandemic, we have considered COVID-19 and the lingering effects of its impact when developing our estimates and assumptions. Actual results and outcomes may differ from our estimates and assumptions.

For additional information of risks related to macroeconomic factors, including military conflict and COVID-19, refer to “Risk Factors” in our Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

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

Domestic Integrator Net Sales, Transacting Domestic Integrators, Spend per Transacting Domestic Integrator

We define Domestic Integrator Net Sales as sales in the fiscal year period from professional DIFM integrator customers who transact with Snap One in the United States through a traditional integrator channel, excluding the impact of certain acquired businesses. Domestic Integrator Net Sales is presented as a component of our revenue disaggregation.

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

The following table presents a reconciliation of Domestic Integrator Net Sales, Transacting Domestic Integrators and Spend per Transacting Domestic Integrator for the periods presented:

	Fiscal years ended
	December 30, 2022	December 31, 2021
	($ in thousands)
Domestic integrator(a) net sales	$913,832	$829,845
Divided by:
Transacting domestic integrators (in thousands)	20.1	20.0
Spend per domestic integrator	$45.5	$41.5

Year over year growth %
Transacting domestic integrators	0.5%
Spend per domestic integrator	9.6%
(a)Domestic integrators is defined as professional DIFM integrator customers who transact with Snap One through a traditional integrator channel in the United States, excluding the impact of revenue earned by Access Networks enterprise grade network solution business.
Adjusted EBITDA and Adjusted Net Income

We define Adjusted EBITDA as net loss, plus interest expense, income tax benefit, depreciation and amortization, other income, net, further adjusted to exclude equity-based compensation, acquisition-related and integration-related costs and certain other non-recurring, non-core, infrequent or unusual charges as set forth in the reconciliation in this section below.

We define Adjusted Net Income as net loss, plus amortization, further adjusted to exclude equity-based compensation, acquisition-related and integration-related costs, (income) expense related to the interest rate cap and certain non-recurring, non-core, infrequent or unusual charges, including the estimated tax impacts of these adjustments, as set forth in the reconciliation in this section below.

Adjusted EBITDA and Adjusted Net Income are key measures used by management to understand and evaluate our financial performance and generate future operating plans. Management uses these key measures to make strategic decisions regarding the allocation of capital and analyze investments in initiatives that are focused on cultivating new markets for our products and services. We believe Adjusted EBITDA and Adjusted Net Income are useful measurements for analysts, investors and other interested parties to evaluate companies in our markets as they help identify underlying trends that could otherwise be masked by certain expenses that we do not consider indicative of our ongoing performance.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(in thousands)
Net loss	$(124)	$(1,344)	$(14,672)	$(3,600)
Interest expense	14,888	7,720	28,837	14,443
Income tax benefit	(4,771)	(163)	(7,771)	(524)
Depreciation and amortization	15,394	14,966	30,596	29,855
Other income, net	(1,990)	(63)	(1,163)	(483)
Equity-based compensation	5,520	6,768	13,283	12,367
Fair value adjustment to contingent value rights(a)	1,400	(3,275)	2,000	(6,075)
IT system transition costs(b)	75	—	208	—
Deferred acquisition payments(c)	55	327	133	1,030
Compensation expense for payouts in lieu of TRA participation(d)	(46)	279	233	558
Severance cost(e)	—	—	1,276	—
Provision for credit losses on notes receivable(f)	—	5,872	—	5,872
Acquisition and integration related costs(g)	—	64	—	278
Deferred revenue purchase accounting adjustment(h)	—	53	—	150
Other professional services costs(i)	128	376	166	1,213
Other(j)	1,127	100	1,202	187
Adjusted EBITDA	$31,656	$31,680	$54,328	$55,271

The following table presents a reconciliation of net loss to Adjusted Net Income for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(in thousands)
Net loss	$(124)	$(1,344)	$(14,672)	$(3,600)
Amortization	12,440	12,597	24,877	25,258
Equity-based compensation	5,520	6,768	13,283	12,367
Foreign currency (gains) losses	(26)	166	(84)	(13)
Interest rate cap (income) expense	(1,944)	—	(1,126)	—
Fair value adjustment to contingent value rights(a)	1,400	(3,275)	2,000	(6,075)
IT system transition costs(b)	75	—	208	—
Deferred acquisition payments(c)	55	327	133	1,030
Compensation expense for payouts in lieu of TRA participation(d)	(46)	279	233	558
Severance cost(e)	—	—	1,276	—
Provision for credit losses on notes receivable(f)	—	5,872	—	5,872
Acquisition and integration related costs(g)	—	64	—	278
Deferred revenue purchase accounting adjustment(h)	—	53	—	150
Other professional services costs(i)	128	376	166	1,213
Other(j)	1,106	33	1,106	52
Income tax effect of adjustments(k)	(4,240)	(5,416)	(9,690)	(9,873)
Adjusted Net Income	$14,344	$16,500	$17,710	$27,217
(a)Represents noncash gains and losses recorded from fair value adjustments related to contingent value right (“CVR”) liabilities. Fair value adjustments related to CVR liabilities represent potential obligations to the prior sellers in conjunction with the acquisition of the Company by investment funds managed by Hellman & Friedman, LLC (“H&F”) in August 2017.

(b)Represents costs associated with the implementation of enterprise resource planning systems, customer resource management systems, and business intelligence systems as part of our initiative to modernize our IT infrastructure.

(c)Represents expenses incurred related to deferred payments to employees associated with historical acquisitions. The deferred payments are cash retention awards for key personnel from the acquired companies and are expected to be paid to employees through 2023. Management does not believe such costs are indicative of our ongoing operations as they are one-time awards specific to acquisitions and are incremental to our typical compensation costs incurred and we do not expect such costs to be reflective of future increases in base compensation expense.

(d)Represents expense, net of forfeitures, related to payments to certain pre-IPO owners in lieu of their participation in the Tax Receivable Agreement (“TRA”). Management does not believe such costs are indicative of our ongoing operations as they are one-time awards specific to the establishment of the TRA.

(e)Severance cost associated with various restructuring actions such as warehouse relocation, departmental reorganization and focused reduction in workforce.

(f)Represents provision for credit losses on notes receivable related to the Company’s unsecured loan to Clare.

(g)Represents costs directly associated with acquisitions and acquisition-related integration activities. These costs also include certain restructuring costs (e.g., severance) and other third-party transaction advisory fees associated with planned and completed acquisitions.

(h)Represents an adjustment related to the fair value of deferred revenue related to the Control4 acquisition.

(i)Represents professional service fees associated with the preparation for Sarbanes-Oxley (“SOX”) compliance, the implementation of new accounting standards and accounting for non-recurring transactions.

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

Contribution Margin

We define Contribution Margin for a particular period as net sales, less cost of sales, exclusive of depreciation and amortization, divided by net sales. Management uses this key measure to understand and evaluate our financial performance and generate future operating plans, make strategic decisions regarding the allocation of capital, and analyze investments in initiatives that are focused on cultivating new markets for our products and services. We believe Contribution Margin is a useful measurement for analysts, investors, and other interested parties to evaluate companies in our markets as they help identify underlying trends that could otherwise be masked by certain expenses that we do not consider indicative of our ongoing performance.

Contribution Margin has limitations as an analytical tool. This measure is not calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, Contribution Margin may not be comparable to similarly titled metrics of other companies due to differences among the methods of calculation.

The following table presents the calculation of Contribution Margin:

	Three Months Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(in thousands)
Net sales	$274,407	$296,905	$526,447	$574,339
Cost of sales, exclusive of depreciation and amortization(a)	157,217	180,395	303,030	352,727
Net sales less cost of sales, exclusive of depreciation and amortization	$117,190	$116,510	$223,417	$221,612
Contribution Margin	42.7%	39.2%	42.4%	38.6%

(a)Cost of sales for the three months ended June 30, 2023 and July 1, 2022 excludes depreciation and amortization of $15,394 and $14,966, respectively. Cost of sales for the six months ended June 30, 2023 and July 1, 2022 excludes depreciation and amortization of $30,596 and $29,855, respectively.

Free Cash Flow

We define Free Cash Flow as net cash provided by (used in) operating activities less capital expenditures, which consist of purchases of property and equipment as well as purchases of information technology, software development and leasehold improvements. Free Cash Flow is not a measure calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for financial information prepared in accordance with GAAP. In addition, Free Cash Flow may not be comparable to similarly titled metrics of other companies due to differences among methods of calculation. Free Cash Flow provides useful information to investors and others in understanding and evaluating our ability to generate additional cash from our business in the same manner as our management and board of directors. Free Cash Flow may be affected in the near to medium term by the timing of capital investments (such as purchases of information technology and other equipment and leasehold improvements), fluctuations in our growth and the effect of such fluctuations on working capital and changes in our cash conversion cycle due to increases or decreases of vendor payment terms as well as inventory turnover.

The following table presents a reconciliation of net cash used in operating activities to Free Cash Flow for the periods presented:

	Six Months Ended
	June 30, 2023	July 1, 2022
	(in thousands)
Net cash provided by (used in) operating activities	$25,417	$(19,553)
Purchases of property and equipment	(15,685)	(6,414)
Free Cash Flow	$9,732	$(25,967)

Basis of Presentation and Key Components of Results of Operations

Net Sales

We generate net sales by selling hardware products to our integrators both with and without embedded software, which are then resold to end consumers, typically in the installation of an audio/video, IT, smart-home, or surveillance-related solution. We act both as a principal in selling proprietary products and as an agent in selling certain third-party products through strategic partnerships with outside suppliers. In addition, we generate a small but growing percentage of our revenue through recurring revenue from subscription services associated with product sales including hosting services, technical support and access to software updates and upgrades. Revenue is recognized when the integrator obtains control of the product, which occurs upon shipment, in an amount that reflects the consideration expected to be received in exchange for those products net of estimated discounts, rebates, returns, allowances and any taxes collected and remitted to government authorities. Revenue allocated to subscription services is recognized over time as services are provided. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Policies — Revenue Recognition” in the Annual Report.

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

Selling, General and Administrative Expenses

Selling, general and administrative costs include payroll and related costs, occupancy costs, costs related to warehousing, distribution, outbound shipping to integrators, credit card processing fees, warranty, purchasing, advertising, research and development, non-income-based taxes, equity-based compensation, acquisition-related expenses, compensation expense for payouts in lieu of the TRA participation, provision for credit losses and other corporate overhead costs. We expect that our selling, general and administrative expenses will increase at a growth rate below net sales growth when adjusted for one-time expenses, in future periods as we continue to grow, and due in large part to additional legal, accounting, insurance and other expenses that we are incurring as a public company, including compliance with the Sarbanes-Oxley Act.

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

Other Expense (Income), Net

Other expense (income), net includes interest income, foreign currency remeasurement, TRA liability adjustment, interest rate cap (income) expense, gains and losses on disposal of business, and transaction gains and losses.

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

	Three Months Ended				Six Months Ended
	June 30, 2023	% of Net sales	July 1, 2022	% of Net sales	June 30, 2023	% of Net sales	July 1, 2022	% of Net sales
	($ in thousands)
Net sales	$274,407	100.0%	$296,905	100.0%	$526,447	100.0%	$574,339	100.0%
Costs and expenses:
Cost of sales, exclusive of depreciation and amortization	157,217	57.3%	180,395	60.8%	303,030	57.6%	352,727	61.4%
Selling, general and administrative expenses	93,793	34.2%	95,394	32.1%	187,590	35.6%	181,921	31.7%
Depreciation and amortization	15,394	5.6%	14,966	5.0%	30,596	5.8%	29,855	5.2%
Total costs and expenses	266,404	97.1%	290,755	97.9%	521,216	99.0%	564,503	98.3%
Income from operations	8,003	2.9%	6,150	2.1%	5,231	1.0%	9,836	1.7%
Other expenses (income):
Interest expense	14,888	5.4%	7,720	2.6%	28,837	5.5%	14,443	2.5%
Other income, net	(1,990)	(0.7)%	(63)	(0.0)%	(1,163)	(0.2)%	(483)	(0.1)%
Total other expenses	12,898	4.7%	7,657	2.6%	27,674	5.3%	13,960	2.4%
Loss before income taxes	(4,895)	(1.8)%	(1,507)	(0.5)%	(22,443)	(4.3)%	(4,124)	(0.7)%
Income tax benefit	(4,771)	(1.7)%	(163)	(0.1)%	(7,771)	(1.5)%	(524)	(0.1)%
Net loss	(124)	(0.0)%	(1,344)	(0.5)%	(14,672)	(2.8)%	(3,600)	(0.6)%
Net loss attributable to noncontrolling interest	—	—%	(17)	(0.0)%	—	—%	(37)	(0.0)%
Net loss attributable to Company	$(124)	(0.0)%	$(1,327)	(0.4)%	$(14,672)	(2.8)%	$(3,563)	(0.6)%

Three Months and Six Months Ended June 30, 2023, Compared to the Three Months and Six Months Ended July 1, 2022
Net Sales

	Three Months Ended				Six Months Ended
	June 30, 2023	July 1, 2022	$ Change	% Change	June 30, 2023	July 1, 2022	$ Change	% Change
	($ in thousands)
Net sales	$274,407	$296,905	$(22,498)	(7.6)%	$526,447	$574,339	$(47,892)	(8.3)%

Net sales decreased by $22.5 million, or 7.6%, in the three months ended June 30, 2023, compared to the three months ended July 1, 2022. Of the 7.6% decrease in net sales from the comparable year ago period, we estimate that channel inventory destocking represented an approximately 15.2% year-over-year decrease, which was partially offset by approximately 7.6% organic net sales growth. Organic growth components primarily include the continued ramp of local branches opened in the past year and the cumulative impact of proprietary product price adjustments taken in the past year, offset by a modest foreign currency headwind.

Net sales decreased by $47.9 million, or 8.3%, in the six months ended June 30, 2023, compared to the six months ended July 1, 2022. Of the 8.3% decrease in net sales from the comparable year ago period, we estimate that channel inventory destocking represented an approximately 14.8% year-over-year decrease which was partially offset by approximately 6.3% organic net sales growth. Organic growth components primarily include the continued ramp of local branches opened in the past year and the cumulative impact of proprietary product price adjustments taken in the past year, offset by a modest foreign currency headwind.

Cost of Sales, Exclusive of Depreciation and Amortization

	Three Months Ended				Six Months Ended
	June 30, 2023	July 1, 2022	$ Change	% Change	June 30, 2023	July 1, 2022	$ Change	% Change
	($ in thousands)
Cost of sales, exclusive of depreciation and amortization	$157,217	$180,395	$(23,178)	(12.8)%	$303,030	$352,727	$(49,697)	(14.1)%
As a percentage of net sales	57.3%	60.8%			57.6%	61.4%

Cost of sales, exclusive of depreciation and amortization, decreased $23.2 million, or 12.8%, in the three months ended June 30, 2023, compared to the three months ended July 1, 2022, primarily driven by a decrease in net sales. As a percentage of net sales, cost of sales, exclusive of depreciation and amortization, decreased to 57.3% in the current period from 60.8% in the prior period. The decrease in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales was primarily due to the cumulative impact of price adjustments taken in the last twelve months and the execution of supply chain cost management initiatives which drove input cost efficiencies in the three months ended June 30, 2023. This was partially offset by growth in third-party product sales outpacing growth of proprietary product sales as we further execute our omni-channel strategy by growing our existing local branches, which typically sell more third-party product than proprietary product. This decrease in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales resulted in a higher Contribution Margin of 42.7% for the three months ended June 30, 2023, compared to 39.2% for the three months ended July 1, 2022.

Cost of sales, exclusive of depreciation and amortization, decreased $49.7 million, or 14.1%, in the six months ended June 30, 2023, compared to the six months ended July 1, 2022, primarily driven by a decrease in net sales. As a percentage of net sales, cost of sales, exclusive of depreciation and amortization, decreased to 57.6% in the current period from 61.4% in the prior period. The decrease in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales was primarily due to the cumulative impact of price adjustments taken in the last twelve months, partially offset by growth in third-party product sales outpacing growth of proprietary product sales as we further execute our omni-channel strategy by growing our existing local branches, which typically sell more third-party product than proprietary product as compared to the six months ended July 1, 2022. This decrease in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales resulted in a higher Contribution Margin of 42.4% for the six months ended June 30, 2023, compared to 38.6% for the six months ended July 1, 2022.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended				Six Months Ended
	June 30, 2023	July 1, 2022	$ Change	% Change	June 30, 2023	July 1, 2022	$ Change	% Change
	($ in thousands)
Selling, general and administrative expenses	$93,793	$95,394	$(1,601)	(1.7)%	$187,590	$181,921	$5,669	3.1%
As a percentage of net sales	34.2%	32.1%			35.6%	31.7%

Selling, general and administrative expenses decreased $1.6 million, or 1.7%, in the three months ended June 30, 2023, compared to the three months ended July 1, 2022. The decrease in selling, general, and administrative expenses was attributable in part to a $5.9 million decrease in provisions for credit losses on notes receivable, partially offset by a $4.7 million increase in fair value adjustments to contingent value rights and other long-term strategic growth investments.

Selling, general and administrative expenses increased $5.7 million, or 3.1%, in the six months ended June 30, 2023, compared to the six months ended July 1, 2022. The increase in selling, general, and administrative expenses was attributable in part to a $8.1 million increase in fair value adjustments to contingent value rights and a $1.3 million increase due to severance cost, partially offset by a $5.9 million decrease in provisions for credit losses on notes receivable. Additional drivers of the increase include our continued long-term strategic growth investments and costs associated with local branch openings in the last year, partially offset by a continued focus on cost controls and operational efficiency initiatives.

As described in the notes to the reconciliation of net loss to Adjusted EBITDA and Adjusted Net Income, severance cost includes costs associated with various restructuring actions such as warehouse relocation, departmental reorganization and focused reduction in workforce. The cumulative impact of these actions resulted in an approximately 3% reduction in workforce in the six months ended June 30, 2023.

Depreciation and Amortization

	Three Months Ended				Six Months Ended
	June 30, 2023	July 1, 2022	$ Change	% Change	June 30, 2023	July 1, 2022	$ Change	% Change
	($ in thousands)
Depreciation and amortization	$15,394	$14,966	$428	2.9%	$30,596	$29,855	$741	2.5%
As a percentage of net sales	5.6%	5.0%			5.8%	5.2%

Depreciation and amortization expenses increased by $0.4 million, or 2.9%, in the three months ended June 30, 2023, compared to the three months ended July 1, 2022. Depreciation expense increased primarily due to the build-out of our new corporate office in Lehi, UT, as well as opening of new local branches between periods.

Depreciation and amortization expenses increased by $0.7 million, or 2.5%, in the six months ended June 30, 2023, compared to the six months ended July 1, 2022. Depreciation expense increased primarily due to the build-out of our new corporate office in Lehi, UT, as well as opening of new local branches between periods.

Interest Expense

	Three Months Ended				Six Months Ended
	June 30, 2023	July 1, 2022	$ Change	% Change	June 30, 2023	July 1, 2022	$ Change	% Change
	($ in thousands)
Interest expense	$14,888	$7,720	$7,168	92.8%	$28,837	$14,443	$14,394	99.7%
As a percentage of net sales	5.4%	2.6%			5.5%	2.5%

Interest expense increased by $7.2 million, or 92.8%, in the three months ended June 30, 2023, compared to the three months ended July 1, 2022. The increase was primarily driven by a higher average outstanding balances on our long-term debt and our Revolving Credit Facility as well as a higher interest rate on our long-term debt in the three months ended June 30, 2023 compared to the three months ended July 1, 2022.

Interest expense increased by $14.4 million, or 99.7%, in the six months ended June 30, 2023, compared to the six months ended July 1, 2022. The increase was primarily driven by a higher average outstanding balances on our long-term debt and our Revolving Credit Facility as well as a higher interest rate on our long-term debt in the six months ended June 30, 2023, compared to the six months ended July 1, 2022.

Other Income, Net

	Three Months Ended				Six Months Ended
	June 30, 2023	July 1, 2022	$ Change	% Change	June 30, 2023	July 1, 2022	$ Change	% Change
	($ in thousands)
Other income, net	$(1,990)	$(63)	$(1,927)	3058.7%	$(1,163)	$(483)	$(680)	140.8%
As a percentage of net sales	(0.7)%	(0.0)%			(0.2)%	(0.1)%

Other income increased by $1.9 million, or 3058.7%, in the three months ended June 30, 2023, compared to the three months ended July 1, 2022, primarily due to $1.9 million income related to the interest rate cap entered into at the end of fiscal 2022.

Other income increased by $0.7 million, or 140.8%, in the six months ended June 30, 2023, compared to the six months ended July 1, 2022, primarily due to $1.1 million income related to the interest rate cap entered into at the end of fiscal 2022, partially offset by less favorable foreign currency movements and less income from notes receivable as compared to the prior year.

Income Tax (Benefit) Expense

	Three Months Ended				Six Months Ended
	June 30, 2023	July 1, 2022	$ Change	% Change	June 30, 2023	July 1, 2022	$ Change	% Change
	($ in thousands)
Income tax (benefit) expense	$(4,771)	$(163)	$(4,608)	2827.0%	$(7,771)	$(524)	$(7,247)	1383.0%
As a percentage of net sales	(1.7)%	(0.1)%			(1.5)%	(0.1)%

Income tax benefit increased by $4.6 million, or 2827.0%, in the three months ended June 30, 2023, compared to the three months ended July 1, 2022. The effective tax rate for the three months ended June 30, 2023, was a benefit of 97.5% compared to 10.8% for the three months ended July 1, 2022. The change in the effective tax rate for the three months ended June 30, 2023, and the difference from the U.S. federal statutory rate of 21%, was primarily the result of stock compensation, global intangible low tax income offset by foreign derived intangible income, R&D credits and changes to the valuation allowance.

Income tax benefit increased by $7.2 million, or 1383.0%, in the six months ended June 30, 2023, compared to the six months ended July 1, 2022. The effective tax rate for the six months ended June 30, 2023, was a benefit of 34.6% compared to 12.7% for the six months ended July 1, 2022. The change in the effective tax rate for the six months ended June 30, 2023, and the difference from the U.S. federal statutory rate of 21%, was primarily the result of stock compensation, global intangible low tax income offset by foreign derived intangible income, R&D credits and changes to the valuation allowance.

Liquidity and Capital Resources and Material Changes in Financial Position

Sources of Liquidity

Our primary sources of liquidity are net cash provided by operating activities and availability under our Credit Agreement. We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary uses on a short-term and long-term basis are for working capital requirements, capital expenditures, geographic or service offering expansion, acquisitions, debt service requirements and other general corporate purposes. Our primary working capital requirements are for the purchase of inventory, payroll, rent, other facility costs, distribution costs and general and administrative costs. Our working capital requirements fluctuate during the year, driven primarily by seasonality and the timing of inventory purchases. Our capital expenditures are primarily related to infrastructure-related investments, including investments related to upgrading and maintaining our information technology systems, ongoing location improvements (joint design and manufacturing tooling), expenditures related to our distribution centers, and new local branch openings.

We have typically funded our operations and acquisitions primarily through internally generated cash on hand and our Credit Facilities.

Working Capital, Excluding Deferred Revenue

The following table summarizes our cash, cash equivalents, accounts receivable and working capital, which we define as current assets minus current liabilities excluding deferred revenue, for the periods indicated:

	As of
	June 30, 2023	December 30, 2022
	(in thousands)
Cash and cash equivalents	$33,846	$21,117
Accounts receivable, net	$54,703	$48,174
Working capital, excluding deferred revenue	$262,671	$267,457

Our cash and cash equivalents as of June 30, 2023 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that reduce the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

We believe that our existing cash and cash equivalents, together with expected cash flow from operating activities, will be sufficient to fund our operations and capital expenditure requirements for the next 12 months. Beyond the next 12 months, our primary capital requirements consist of required principal and interest payments on long-term debt, TRA payments and lease payments under non-cancelable lease commitments as further described in Notes 7, 13 and 15 of the Notes to the Unaudited Condensed Consolidated Financial Statements. If cash provided by operating activities and borrowings under our Credit Agreement are not sufficient or available to meet our short- and long-term capital requirements, then we may consider additional equity or debt financing in the future. There can be no assurance debt or equity financing will be available to us if we need it or, if available, the terms will be satisfactory to us. Our sources of liquidity could be affected by factors described under “Risk Factors” in our Annual Report.

Debt Obligations

On December 8, 2021, we entered into a credit agreement (the “Credit Agreement”) with various financial institutions and Morgan Stanley Senior Funding, Inc., as administrative agent (the “Administrative Agent”) consisting of a $465.0 million aggregate principal amount of senior secured term loans (the “Term Loan”) maturing in 2028 and a $100.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) (which includes borrowing capacity available for letters of credit) maturing in 2026.

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

We further amended the Credit Agreement on April 17, 2023 to replace LIBOR with SOFR as applicable. See Note 7 to our Notes to the Unconsolidated Condensed Consolidated Financial Statements for additional information about this amendment.

Borrowings under the Term Loan will bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the federal funds effective rate, (b) the prime rate and (c) the eurocurrency rate determined by reference to the cost of funds for U.S. dollar deposits (subsequently changed to the forward-looking term rate based on SOFR for rates initiated after the effective date of the Amendment to the Credit Agreement) for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.50% or (2) an applicable margin plus a eurocurrency rate determined by reference to the cost of funds for U.S. dollar deposits (subsequently changed to the forward-looking term rate based on SOFR for rates initiated after the effective date of the Amendment to the Credit Agreement) for the interest period relevant to such borrowing adjusted for certain additional costs; provided that such rate is not lower than a floor of 0.50%.

Borrowings under the Incremental Term Loan will bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the federal funds effective rate, (b) the prime rate and (c) the forward-looking term rate based on the SOFR for an interest period of one month plus 1.00%; provided that such rate is not lower than a floor of 1.00% or (2) an applicable margin plus a forward-looking rate based on SOFR for the interest period relevant to such borrowing provided that such rate is not lower than a floor of 0.50%.

Borrowings under the Revolving Credit Facility will bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the federal funds effective rate, (b) the prime rate and (c) the eurocurrency rate determined by reference to the cost of funds adjusted for certain additional costs (subsequently changed to the forward-looking term rate based on SOFR for rates initiated after the effective date of the Amendment to the Credit Agreement) for an interest period of one month, plus 1.00%; provided such rate is not lower than a floor of 1.00% or (2) a eurocurrency rate determined by reference to the applicable cost of funds for such borrowing adjusted for certain additional costs (subsequently changed to the forward-looking term rate based on SOFR for rates initiated after the effective date of the Amendment to the Credit Agreement); provided such rate is not lower than a floor of zero, subsequently changed to 0.50% based on SOFR for rates initiated after the effective date of the Amendment to the Credit Agreement.

The Credit Agreement contains various customary affirmative and negative covenants. We were in compliance with such covenants as of June 30, 2023.

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

As of June 30, 2023, we had $28.0 million outstanding under the Revolving Credit Facility. As of December 30, 2022, we had $12.0 million in borrowings outstanding under the Revolving Credit Facility. As of June 30, 2023 and December 30, 2022, we had $4.9 million and $5.1 million of outstanding letters of credit, respectively. The amount available under the Revolving Credit Facility was $67.1 million and $82.9 million as of June 30, 2023 and December 30, 2022, respectively.

On October 26, 2022, the Company entered into an interest rate cap agreement on LIBOR (subsequently transitioned to SOFR) on the floating rate component of interest, with Bank of America as the counterparty. The interest rate cap became effective December 31, 2022. The Company will pay a premium of $6.6 million at the maturity date of December 31, 2025. For the period ended June 30, 2023, the notional amount of the interest rate cap is $349.3 million of the Term Loan and has a strike rate of 5.00%, which effectively caps LIBOR on the notional amount at 5.00%.

The Company was in compliance with all debt covenants as of June 30, 2023 and December 30, 2022. For additional information on the Company’s debt arrangements, debt covenants and default provisions, see Note 8 of the Notes to the Consolidated Financial Statements for the year ended December 30, 2022, in the Annual Report.

Historical Cash Flows

The following table sets forth our cash flows for the six months ended June 30, 2023 and July 1, 2022:

	Six Months Ended
	June 30, 2023	July 1, 2022
	(in thousands)
Net cash provided by (used in) operating activities	$25,417	$(19,553)
Net cash used in investing activities	$(15,634)	$(32,608)
Net cash provided by financing activities	$2,870	$44,919

Operating Activities

Net cash provided by operating activities was $25.4 million in the six months ended June 30, 2023, compared to net cash used in operating activities of $19.6 million in the six months ended July 1, 2022, an increase in cash provided of $45.0 million. The increase in net cash provided by operating activities during the six months ended June 30, 2023 was due to a $55.4 million net decrease in cash used for operating assets and liabilities. The improvement in cash used was driven by a decrease in cash used for inventory and is consistent with our continued efforts to rebalance inventory levels. This was partially offset by an increased net loss of $11.1 million.

Investing Activities

Net cash used in investing activities was $15.6 million in the six months ended June 30, 2023, compared to $32.6 million in the six months ended July 1, 2022, a decrease of $17.0 million. The decrease in the six months ended June 30, 2023 was primarily driven by cash used in the prior period of $25.6 million to acquire Staub, offset by an increase in cash used in the current period of $9.3 million for the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $2.9 million for the six months ended June 30, 2023, compared to $44.9 million in the six months ended July 1, 2022, a decrease of $42.0 million. The decrease in net cash provided by financing activities for the six months ended June 30, 2023, was due primarily to a net reduction in the outstanding balance on our Revolving Credit Facility of $31.0 million and cash used to make the initial payment of $10.2 million related to the TRA.

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 30, 2022, we had off-balance sheet arrangements totaling $4.9 million and $5.1 million related to our outstanding letters of credit, respectively. We have not entered into any other off-balance sheet arrangements, except as disclosed herein.

Contractual Obligations

We have contractual obligations comprised of payments of debt and interest, lease commitments, TRA and CVRs.

As of June 30, 2023, we had $28.0 million outstanding under the Revolving Credit Facility, which we used to fund our initial TRA payment as well as for general corporate expenses.

Except for the leases described in Note 15 of the Notes to the Unaudited Condensed Consolidated Financial Statements and the debt agreement as described herein, as of June 30, 2023, there have been no material changes in our contractual obligations and commitments other than in the ordinary course of business from the contractual obligations and commitments for the year ended December 30, 2022, as previously disclosed in our Annual Report.

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

We are also a “smaller reporting company,” because the market value of our shares held by non-affiliates was less than $250 million as of the end of our most recently completed second fiscal quarter. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our earnings and financial position are exposed to financial market risk, including those resulting from changes in interest rates and market concentration risk.

Interest Rate Risk

We are subject to interest rate risk in connection with our Amended Credit Agreement. As of June 30, 2023, we had $459.2 million outstanding under the Term Loan portion and $54.7 million outstanding under the Incremental Term Loan portion of the Amended Credit Agreement and $28.0 million outstanding under the Revolving Credit Facility. The term loans and revolver bear interest at variable rates. Each quarter point increase in the variable rates on the amounts outstanding under the Credit Agreement and Revolving Credit Facility as of June 30, 2023 would increase annual cash interest in the aggregate by approximately $2.2 million. In order to mitigate our exposure to interest rate increases on our floating rate debt, we have entered into an interest-rate cap. This agreement caps LIBOR (subsequently transitioned to SOFR) on a notional amount of $349.3 million at 5% for the period ended June 30, 2023, thus reducing the impact of interest-rate increases on future income.

Foreign Currency Exchange Risk

Changes in the exchange rates for the functional currencies of our international subsidiaries may positively or negatively impact our sales, operating expenses and earnings. Historically, we have not hedged our currency exposure and fluctuations in exchange rates have not materially affected our operating results. While our international operations, including Canada, the United Kingdom, and Australia, accounted for only 12.5% of total net revenue during the six months ended June 30, 2023, our exposure to currency rate fluctuations could be material in the remainder of 2023 and future years, to the extent that either currency rate changes are significant or that our international operations comprise a larger percentage of our consolidated results.

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

The planned or in-process remedial actions above are in addition to the following remediation actions completed:

•Formally enhanced, developed, and implemented policies, procedures and processes relating to our internal controls over financial reporting.

•Hired additional information technology and internal controls personnel who possess public company accounting, auditing and reporting expertise.

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

For additional information, see Note 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2022 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Stock Repurchase Program

On May 12, 2022 we announced that our board of directors authorized a $25.0 million share repurchase program. Under the share repurchase program, Snap One may purchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and number of shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The repurchase program expires at the end of 2023, does not obligate us to acquire a specified number of shares and may be modified, suspended or discontinued at any time at the board of directors’ discretion. We did not repurchase any securities in the three months ended June 30, 2023, and as of June 30, 2023, had approximately $21.9 million remaining under the repurchase program.

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
101
The following financial information from Snap One Holdings Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Snap One Holdings Corp.

August 8, 2023	By:	/s/ John Heyman
Name: John Heyman
Title: Chief Executive Officer
(Principal Executive Officer)

August 8, 2023	By:	/s/ Michael Carlet
Name: Michael Carlet
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)