Form 10-Q
period 2023-09-29
Snap One Holdings Corp.
filed 2023-11-08
CIK 1856430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2023
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

The registrant had outstanding 76,530,395 shares of common stock as of November 2, 2023.

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
•Risks Related to Intellectual Property;
•Risks Related to Our International Operations;
•Risks Related to Our Indebtedness;
•Risks Related to Our Financial Statements;
•Risks Related to Our Common Stock; and
•the other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the annual period ended December 30, 2022 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2023) and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 10, 2023.
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

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or occur. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report, to conform these statements to actual results or to changes in our expectations.

Part I - Financial Information
Item 1. Financial Statements
Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except par value)

	As of
	September 29, 2023	December 30, 2022
Assets
Current assets:
Cash and cash equivalents	$40,030	$21,117
Accounts receivable, net	53,849	48,174
Inventories	275,469	314,588
Prepaid expenses	20,349	22,913
Other current assets	2,712	5,930
Total current assets	392,409	412,722
Long-term assets:
Property and equipment, net	45,725	34,958
Goodwill	592,214	592,186
Other intangible assets, net	517,146	554,419
Operating lease right-of-use assets	53,578	54,041
Other assets	8,163	4,195
Total assets	$1,609,235	$1,652,521
Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$5,200	$5,063
Accounts payable	66,602	77,443
Accrued liabilities	66,274	64,605
Current operating lease liability	11,071	10,574
Current tax receivable agreement liability	21,107	10,191
Total current liabilities	170,254	167,876
Long-term liabilities:
Revolving credit facility, net	—	10,800
Long-term debt, net of current portion	494,884	496,795
Deferred income tax liabilities, net	32,045	43,515
Operating lease liability, net of current portion	54,085	50,896
Tax receivable agreement liability, net of current portion	80,929	101,262
Other liabilities	19,284	24,206
Total liabilities	851,481	895,350
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value, 500,000 shares authorized; 75,758 shares issued and outstanding as of September 29, 2023 and 75,042 shares issued and outstanding at December 30, 2022	758	750
Preferred stock, $0.01 par value; 50,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	865,453	848,703
Accumulated deficit	(103,618)	(88,046)
Accumulated other comprehensive loss	(4,839)	(4,236)
Total stockholders’ equity	757,754	757,171
Total liabilities and stockholders’ equity	$1,609,235	$1,652,521
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net sales	$270,144	$281,234	$796,591	$855,573
Costs and expenses:
Cost of sales, exclusive of depreciation and amortization	156,580	167,435	459,610	520,162
Selling, general and administrative expenses	84,037	89,379	271,627	271,300
Depreciation and amortization	15,371	14,812	45,967	44,667
Total costs and expenses	255,988	271,626	777,204	836,129
Income from operations	14,156	9,608	19,387	19,444
Other expenses (income):
Interest expense	14,893	10,244	43,730	24,687
Other expense (income), net	511	620	(652)	137
Total other expenses	15,404	10,864	43,078	24,824
Loss before income taxes	(1,248)	(1,256)	(23,691)	(5,380)
Income tax benefit	(348)	(238)	(8,119)	(762)
Net loss	(900)	(1,018)	(15,572)	(4,618)
Net loss attributable to noncontrolling interest	—	(8)	—	(45)
Net loss attributable to Company	$(900)	$(1,010)	$(15,572)	$(4,573)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.21)	$(0.06)
Weighted average shares outstanding, basic and diluted	75,854	74,650	75,577	74,567
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net loss	$(900)	$(1,018)	$(15,572)	$(4,618)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1,507)	(2,873)	(603)	(4,975)
Comprehensive loss	(2,407)	(3,891)	(16,175)	(9,593)
Comprehensive loss attributable to noncontrolling interest	—	(8)	—	(45)
Comprehensive loss attributable to Company	$(2,407)	$(3,883)	$(16,175)	$(9,548)
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Accumulated Deficit		Total Stockholders’ Equity
Balance - December 30, 2022	75,042	$750	$848,703	$(88,046)	$(4,236)	$757,171
Net loss	—	—	—	(14,548)	—	(14,548)
Foreign currency translation adjustments	—	—	—	—	253	253
Equity-based compensation	—	—	7,577	—	—	7,577
Repurchase and retirement of common stock	(27)	—	(238)	—	—	(238)
Issuance of common stock pursuant to equity incentive plans	332	3	(3)	—	—	—
Tax withholding on net share settlement of equity awards	(95)	(1)	(1,023)	—	—	(1,024)
Employee stock purchase plan	—	—	186	—	—	186
Balance - March 31, 2023	75,252	$752	$855,202	$(102,594)	$(3,983)	$749,377
Net loss	—	—	—	(124)	—	(124)
Foreign currency translation adjustments	—	—	—	—	651	651
Equity-based compensation	—	—	5,334	—	—	5,334
Issuance of common stock pursuant to equity incentive plans	177	2	(2)	—	—	—
Employee stock purchase plan	186	2	1,412	—	—	1,414
TRA distribution to shareholders	—	—	(396)	—	—	(396)
Balance - June 30, 2023	75,615	$756	$861,550	$(102,718)	$(3,332)	$756,256
Net loss	—	—	—	(900)	—	(900)
Foreign currency translation adjustments	—	—	—	—	(1,507)	(1,507)
Equity-based compensation	—	—	4,066	—	—	4,066
Issuance of common stock pursuant to equity incentive plans	179	2	(2)	—	—	—
Tax withholding on net share settlement of equity awards	(36)	—	(356)	—	—	(356)
Employee stock purchase plan	—	—	195	—	—	195
Balance - September 29, 2023	75,758	$758	$865,453	$(103,618)	$(4,839)	$757,754

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Accumulated Deficit		Noncontrolling Interest	Total Stockholders’ Equity
Balance - December 31, 2021	74,427	$744	$826,718	$(79,420)	$(28)	$261	$748,275
Net loss	—	—	—	(2,236)	—	(20)	(2,256)
Foreign currency translation adjustments	—	—	—	—	6	—	6
Equity-based compensation	—	—	5,599	—	—	—	5,599
Issuance of common stock pursuant to equity incentive plans	53	1	(1)	—	—	—	—
Balance - April 1, 2022	74,480	$745	$832,316	$(81,656)	$(22)	$241	$751,624
Net loss	—	—	—	(1,327)	—	(17)	(1,344)
Foreign currency translation adjustments	—	—	—	—	(2,108)	—	(2,108)
Equity-based compensation	—	—	6,768	—	—	—	6,768
Repurchase and retirement of common stock	(94)	(1)	(1,047)	—	—	—	(1,048)
Issuance of common stock pursuant to equity incentive plans	227	2	(2)	—	—	—	—
Balance - July 1, 2022	74,613	$746	$838,035	$(82,983)	$(2,130)	$224	$753,892
Net loss	—	—	—	(1,010)	—	(8)	(1,018)
Foreign currency translation adjustments	—	—	—	—	(2,873)	—	(2,873)
Equity-based compensation	—	—	5,570	—	—	—	5,570
Repurchase and retirement of common stock	(128)	(1)	(1,395)	—	—	—	(1,396)
Issuance of common stock pursuant to equity incentive plans	183	2	(2)	—	—	—	—
Balance - September 30, 2022	74,668	$747	$842,208	$(83,993)	$(5,003)	$216	$754,175
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended
	September 29, 2023	September 30, 2022
Cash flows from operating activities:
Net loss	$(15,572)	$(4,618)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	45,967	44,667
Amortization of debt issuance costs	2,354	1,388
Deferred income taxes	(11,592)	(6,169)
Equity-based compensation	17,544	17,937
Non-cash operating lease expense	8,250	9,859
Bad debt expense	902	532
Unrealized gain on interest rate cap	(813)	—
Fair value adjustment to contingent value rights	300	(6,200)
Valuation adjustment to TRA liability	775	86
Provision for credit losses on notes receivable	—	5,872
Other, net	(135)	81
Change in operating assets and liabilities:
Accounts receivable	(6,482)	2,117
Inventories	38,413	(85,134)
Prepaid expenses and other assets	1,994	3,286
Accounts payable, accrued liabilities and operating lease liabilities	(16,197)	935
Net cash provided by (used in) operating activities	65,708	(15,361)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(30,539)
Purchases of property and equipment	(19,988)	(10,024)
Issuance of notes receivable	—	(600)
Other, net	51	75
Net cash used in investing activities	(19,937)	(41,088)
Cash flows from financing activities:
Payments on long-term debt	(3,900)	(2,325)
Proceeds from revolving credit facility	38,000	57,000
Payments on revolving credit facility	(50,000)	—
Proceeds from interest rate cap	539	—
Repurchase and retirement of common stock	(293)	(2,410)
Proceeds from employee stock purchase plan	1,228	—
Payment of tax withholding obligation on settlement of equity awards	(1,380)	—
Payments of tax receivable agreement	(10,191)	—
Payments of contingent consideration	(250)	—
Net cash (used in) provided by financing activities	(26,247)	52,265
Effect of exchange rate changes on cash and cash equivalents	(611)	(850)
Net increase (decrease) in cash and cash equivalents	18,913	(5,034)
Cash and cash equivalents at beginning of the period	21,117	40,577
Cash and cash equivalents at end of the period	$40,030	$35,543
Supplementary cash flow information:
Cash paid for interest	$42,295	$14,904
Cash paid for taxes, net	$6,014	$4,943
Noncash investing and financing activities:
Capital expenditure in accounts payable	$218	$613
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

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 30, 2022, appearing in the Company’s Annual Report on Form 10-K for the annual period ended December 30, 2022, filed with the Securities and Exchange Commission on March 15, 2023. There have been no changes to the Company’s critical accounting estimates and policies or application since the date of the Annual Report except as discussed below.

The Company’s fiscal year is the 52- or 53-week period that ends on the last Friday of December. Fiscal year 2023 is a 52-week period, and fiscal year 2022 was a 52-week period. The three months ended September 29, 2023 and September 30, 2022 were 13-week periods, and the nine months ended September 29, 2023 and September 30, 2022, were 39-week periods.

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

Recently Adopted Accounting Pronouncements — In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Accounting Standards Codification 848, “ASC 848”). ASC 848 provides practical expedients and exceptions for an entity to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). The objective of the new reference rate reform standard is to clarify the scope of Topic 848 and provide explicit guidance to help companies applying optional expedients and exceptions. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 which extends the availability of the provisions of ASU 2021-01 until December 31, 2024. The Company’s exposure related to the cessation of the London InterBank Offered Rate (“LIBOR”) is limited to (i) the interest expense and certain fees it incurs on balances outstanding under its credit facilities, which the Company amended on April 17, 2023 to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”) (see Note 7 for further discussion), (ii) certain interest rates that may become applicable pursuant to the Company’s Tax Receivable Agreement (“TRA”) which may be amended by the Company and the TRA Party Representative if such interest rates become applicable and (iii) the Company’s interest rate cap agreement, which was amended on June 30, 2023 to replace LIBOR with SOFR as the interest rate benchmark for the Term Loan. The Company utilized the practical expedients set forth in Topic 848 and has continued to account for its

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
interest rate cap at fair value and has not applied modification accounting to its debt instruments. The Company fully adopted the standard as of June 30, 2023 and the adoption did not have a material impact on our condensed consolidated financial statements.

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

3.    Acquisitions

The Company completed no acquisitions during the three months and nine months ended September 29, 2023 and three acquisitions during fiscal year 2022, as described further in the section below. The Company’s acquisitions have been accounted for under ASC 805, Business Combinations. Accordingly, the accounts of the acquired companies, after adjustments to reflect fair values assigned to assets and liabilities, have been included in the condensed consolidated financial statements from their respective dates of acquisition.

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

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
Transactions Completed in fiscal year 2022

On October 24, 2022, the Company acquired the remaining outstanding interest of its majority-owned subsidiary, Remote Maintenance Systems LP, doing business as Parasol (“Parasol”), the provider of 24/7 remote support service to the Company’s integrators based on the Company’s remote management tool, OvrC.

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

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
As a result of the Clare transaction, the Company has, for income tax purposes, goodwill of $2,746 that will be deductible in future periods.

The Company recognized $328 of transaction-related expenses for Staub, consisting primarily of advisory, legal, and other professional fees, which were included in selling, general, and administrative expenses in the consolidated statement of operations. The Company recognized $303 of transaction-related expenses for Clare, consisting primarily of advisory, legal, and other professional fees, during the nine months ended September 30, 2022, which were included in selling, general, and administrative expenses in the consolidated statement of operations.

Pro forma financial information related to the Staub and Clare acquisitions has not been provided as it is not material to the Company’s consolidated results of operations. The results of operations of the Staub and Clare acquisition are included in the Company’s consolidated results of operations from the date of acquisition.

4.Revenue and Geographic Information

Contract Balances — Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue primarily relates to unspecified software updates and upgrades, hosting, technical support, marketing incentive programs, and subscription services. The following table represents the changes in deferred revenue for the nine months ended September 29, 2023 and September 30, 2022:

	Nine Months Ended
	September 29, 2023	September 30, 2022
Deferred revenue – beginning of period	$35,051	$33,385
Amounts billed, but not recognized	26,477	25,809
Recognition of revenue	(26,788)	(24,641)
Deferred revenue acquired	—	218
Deferred revenue – end of period	$34,740	$34,771
The Company recorded deferred revenue of $22,813 and $22,611 in accrued liabilities and $11,927 and $12,440 in other liabilities as of September 29, 2023 and December 30, 2022, respectively.

Disaggregation of Revenue — The following table sets forth revenue by geography between the United States and all geographies outside of the United States for the three months and nine months ended September 29, 2023 and September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Domestic integrators(a)	$226,021	$230,173	$666,307	$694,254
Domestic other(b)	9,962	14,940	30,389	46,107
International(c)	34,161	36,121	99,895	115,212
Total	$270,144	$281,234	$796,591	$855,573
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

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
The following table sets forth revenue by product type between proprietary products and third-party products for the three months and nine months ended September 29, 2023 and September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Proprietary products(a)	$176,172	$192,172	$531,372	$588,165
Third-party products(b)	93,972	89,062	265,219	267,408
Total	$270,144	$281,234	$796,591	$855,573

(a)Proprietary products consist of products and services internally developed by or for Snap One and sold under one of Snap One’s proprietary brands.
(b)Third-party products consist of products that Snap One distributes but for which Snap One does not own the associated product brands.

Additionally, the Company’s revenue includes amounts recognized over time and at a point in time, and are as follows for the three months and nine months ended September 29, 2023 and September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Products transferred at a point in time	$261,075	$271,500	$769,803	$830,932
Services transferred over time	9,069	9,734	26,788	24,641
Total	$270,144	$281,234	$796,591	$855,573

5.Balance Sheet Components

Accounts Receivable, net:

As of September 29, 2023 and December 30, 2022, the Company’s accounts receivable, net consisted of the following:

	September 29, 2023	December 30, 2022
Accounts receivable	$56,100	$50,445
Allowance for credit losses	(2,251)	(2,271)
Accounts receivable, net	$53,849	$48,174

Inventories:

As of September 29, 2023 and December 30, 2022, the Company’s inventory consisted of the following:

	September 29, 2023	December 30, 2022
Finished goods	$275,046	$308,768
Raw materials	15,304	19,457
Work in process	333	500
Reserve for obsolete and slow-moving inventory	(15,214)	(14,137)
Total inventories	$275,469	$314,588

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
Accrued Liabilities:

Accrued liabilities as of September 29, 2023 and December 30, 2022, consisted of the following:

	September 29, 2023	December 30, 2022
Deferred revenue	$22,813	$22,611
Payroll, vacation, and bonus accruals	16,791	11,068
Warranty reserve	8,977	10,682
Customer rebate program	5,586	5,863
Sales return allowance	5,295	5,148
Incurred but not reported self-insurance	1,545	1,860
Taxes	695	944
Interest payable	659	1,578
Other accrued liabilities	3,913	4,851
Total accrued liabilities	$66,274	$64,605

6.Goodwill and Other Intangible Assets, Net

Goodwill as of September 29, 2023 and December 30, 2022, was $592,214 and $592,186, respectively. Changes in goodwill reflect the impact of foreign currency translation.

As of September 29, 2023 and December 30, 2022, other intangible assets, net, consisted of the following:

		September 29, 2023
	Estimated Useful Life	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 25 years	$520,864	$(143,143)	$377,721
Technology	4 – 15 years	98,478	(66,890)	31,588
Trade names – definite	2 – 10 years	59,967	(28,694)	31,273
Trade names – indefinite	indefinite	76,564	—	76,564
Total intangible assets		$755,873	$(238,727)	$517,146

		December 30, 2022
	Estimated Useful Life	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 25 years	$520,825	$(123,393)	$397,432
Technology	4 – 15 years	98,478	(54,391)	44,087
Trade names – definite	2 – 10 years	59,963	(23,627)	36,336
Trade names – indefinite	indefinite	76,564	—	76,564
Total intangible assets		$755,830	$(201,411)	$554,419
(a) Amounts also include any net changes in intangible asset balances for the periods presented that resulted from foreign currency translation.

Total amortization expense for intangible assets for the three months ended September 29, 2023 and September 30, 2022 was $12,439 and $12,536, respectively. Total amortization expense for intangible assets for the nine months ended September 29, 2023 and September 30, 2022 was $37,316 and $37,794, respectively. The weighted-average useful life remaining for amortizing definite lived intangible assets was approximately 14.1 years as of September 29, 2023.

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
As of September 29, 2023, the estimated amortization expense for intangible assets for the next five fiscal years and thereafter are as follows:

Remainder of 2023	$12,275
2024	43,204
2025	35,588
2026	35,233
2027	34,417
2028 and thereafter	279,865
Total	$440,582

7.Debt Agreements

On December 8, 2021, the Company entered into and became a party to a credit agreement by and between the Company, various financial institutions and Morgan Stanley Senior Funding, Inc., as administrative agent (the “Administrative Agent”) (as amended from time to time, the “Credit Agreement”) consisting of $465,000 in aggregate principal amount of senior secured term loans maturing seven years from the effective date (the “Term Loan”) and a $100,000 senior secured revolving credit facility (which includes borrowing capacity available for letters of credit) maturing five years from the effective date (the “Revolving Credit Facility”).

Additionally, on October 2, 2022, the Company became a party to an incremental agreement (the “Incremental Agreement”) with the lenders party thereto and the Administrative Agent to provide incremental term loans (the “Incremental Term Loan”) in an aggregate principal amount of $55,000. The Incremental Term Loan matures three years from the effective date. The Incremental Agreement amended the Credit Agreement (the Credit Agreement, as amended by the Incremental Agreement, the “Amended Credit Agreement”).

On October 26, 2022, the Company entered into an interest rate cap agreement on the floating rate component of interest (LIBOR, subsequently transitioned to SOFR) for the Term Loan, with Bank of America as the counterparty. The interest rate cap became effective December 31, 2022. The Company will pay a premium of $6,573 at the maturity date of December 31, 2025. For the period ended September 29, 2023, the notional amount of the interest rate cap is $348,500 of the Term Loan and has a strike rate of 4.79%, which effectively caps SOFR on the notional amount at 4.79%. As of September 29, 2023, the three-month SOFR rate was 5.24%.

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

The interest rate for the Term Loan was 9.89% as of September 29, 2023 and 7.38% as of December 30, 2022. The interest rate for the Incremental Term Loan was 11.99% as of September 29, 2023 and 10.42% as of December 30, 2022.

Borrowings under the Revolving Credit Facility will bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the federal funds effective rate, (b) the prime rate and (c) the eurocurrency rate determined by reference to the cost of funds adjusted for certain additional costs (subsequently changed to the forward-looking term rate based on SOFR for rates initiated after the effective date of the Amendment to the Credit Agreement) for an interest period of one month, plus 1.00%; provided such rate is not lower than a floor of 1.00% or (2) a eurocurrency rate determined by reference to the applicable cost of funds for such borrowing adjusted for certain additional costs (subsequently changed to the forward-looking term rate based on SOFR for rates initiated after the effective date of the Amendment to the Credit Agreement); provided such rate is not lower than a floor of zero, subsequently changed to 0.50% based on SOFR for rates initiated after the effective date of the Amendment to the Credit Agreement. There were no borrowings under the Revolving Credit Facility as of September 29, 2023. The interest rate for the Revolving Credit Facility was 9.22% as of December 30, 2022.

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

The Company’s outstanding debt as of September 29, 2023 and December 30, 2022 was as follows:

Instrument	Maturity Date	September 29, 2023	December 30, 2022
Credit Agreement
Term Loan	December 8, 2028	$458,025	$461,513
Incremental Term Loan	October 2, 2025	$54,588	$55,000
Revolving Credit Facility	December 8, 2026	$—	$12,000
Outstanding Letters of Credit	December 8, 2026	$4,940	$5,060

The amount available under the Revolving Credit Facility was $95,060 and $82,940 as of September 29, 2023 and December 30, 2022, respectively.

As of September 29, 2023, the future scheduled maturities of the above notes payable are as follows:

Remainder of 2023	$1,300
2024	3,900
2025	58,688
2026	4,650
2027	5,813
Thereafter	438,262
Total future maturities of debt	512,613
Unamortized debt issuance costs	(12,529)
Total indebtedness	500,084
Less: Current maturities of long-term debt	5,200
Long-term debt	$494,884

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
Unamortized costs related to the issuance of the Term Loan were $12,529 and $14,655 as of September 29, 2023 and December 30, 2022, respectively, and were presented as a direct deduction from the carrying amount of long-term debt. Unamortized costs related to the issuance of the Revolving Credit Facility were $972 as of September 29, 2023, and were included in other assets in the consolidated balance sheet. Unamortized costs related to the issuance of the Revolving Credit Facility were $1,200 as of December 30, 2022, and were presented as a direct deduction from the carrying amount of the outstanding Revolving Credit Facility. The costs related to debt issuances are amortized to interest expense over the life of the related debt. As of September 29, 2023, the future amortization of debt issuance costs was as follows:

Remainder of 2023	$813
2024	3,396
2025	3,374
2026	2,123
2027	1,918
Thereafter	1,877
Total	$13,501

Debt Covenants and Default Provisions — There have been no changes to the debt covenants or default provisions related to the Company’s outstanding debt arrangements or other obligations during the current year. The Company was in compliance with all debt covenants as of September 29, 2023 and December 30, 2022. For additional information on the Company’s debt arrangements, debt covenants and default provisions, see Note 8 of the Notes to the Consolidated Financial Statements for the year ended December 30, 2022, in the Annual Report.

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

8.Fair Value Measurement

Fair Value of Financial Instruments — The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the condensed consolidated statements of operations were as follows:

	As of September 29, 2023		As of December 30, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Term Loan	$458,025	$440,849	$461,513	$421,130
Incremental Term Loan	$54,588	$51,312	$55,000	$51,700
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

Notes Receivable — During the nine months ended September 30, 2022, the Company acquired Clare, which had an outstanding unsecured loan with the Company. The Company recorded a $5,872 loss on the settlement of the unsecured loan from Clare during the nine months ended September 30, 2022. At the acquisition date, the Company settled the notes receivable for $1,400 as part of the transaction. See Note 3 for more information regarding the Clare acquisition.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis — On October 26, 2022, the Company entered into an interest rate cap agreement on the LIBOR (subsequently transitioned to SOFR) component of interest. The interest rate cap became effective December 31, 2022. The interest rate cap agreement does not qualify for

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
hedge accounting treatment and accordingly, the Company records the fair value of the agreement as an asset or liability and the change in fair value as income or expense during the period in which the change occurs. The fair value of the interest rate cap is determined using widely accepted valuation techniques based on its maturity and observable market-based inputs, including interest rate curves. This measurement is considered a Level 2 measurement. The interest rate cap had a fair value of $1,750 and $2,563 as of September 29, 2023 and December 30, 2022, respectively, and is recorded in other liabilities on the Company’s condensed consolidated balance sheet. The change in fair value was recognized as a component of other expense (income), net, in the condensed consolidated statements of operations and was $313 of expense and $813 of income for the three months and nine months ended September 29, 2023. As there was an other-than-insignificant financing element present at inception of the interest rate cap agreement, proceeds from periodic settlements of the interest rate cap were reflected as a financing activity on the Company’s condensed consolidated statements of cash flows.

The fair value of the contingent consideration liability related to the Access Networks acquisition is based on unobservable inputs, including management estimates and assumptions about future revenues, and is, therefore, classified as Level 3. During the year ended December 30, 2022, the agreement was modified to change the covered revenue period, reducing expected payouts based on future revenues. As a result of the modification, the fair value of the contingent consideration was reduced to $250 and was paid during the nine months ending September 29, 2023. The Company recorded a liability of $250 as of December 30, 2022 in accrued liabilities.

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

	Fair value at September 29, 2023	Valuation Technique	Unobservable Input	Volatility
Contingent Value Rights	$2,000	Monte Carlo	Volatility	50 and 55%

Changes in the CVRs for the nine months ended September 29, 2023 and September 30, 2022 were as follows:

	September 29, 2023	September 30, 2022
CVR fair value – beginning of period	$1,700	$8,900
Fair value adjustments	300	(6,200)
CVR fair value – end of period	$2,000	$2,700
There were no transfers into or out of Level 3 during the three months and nine months ended September 29, 2023 or September 30, 2022.

9.Warranties

Changes in the Company’s accrued warranty liability for the nine months ended September 29, 2023 and September 30, 2022 were as follows:

	September 29, 2023	September 30, 2022
Accrued warranty – beginning of period	$15,039	$18,772
Warranty claims	(10,710)	(9,211)
Warranty provisions	7,896	6,625
Accrued warranty – end of period	$12,225	$16,186
As of September 29, 2023, the Company has recorded accrued warranty liabilities of $8,977 in accrued liabilities and $3,248 in other liabilities in the accompanying condensed consolidated balance sheet. As of December 30, 2022, the Company has recorded accrued warranty liabilities of $10,682 in accrued liabilities and $4,357 in other liabilities.

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

10.Retirement Plan

The Company has a 401(k) plan that covers eligible employees as defined by the plan agreement. The Company matches 100% of employee contributions to the plan, up to 3% of the employees’ total compensation, and 50% of employee contributions to the plan, up to 6% of the employees’ total compensation. Company contributions to the plan, net of forfeitures, were $1,135 and $1,161 for the three months ended September 29, 2023 and September 30, 2022, respectively. Company contributions to the plan, net of forfeitures, were $3,805 and $3,984 for the nine months ended September 29, 2023 and September 30, 2022, respectively.

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

During the nine months ended September 29, 2023, upon the settlement date of certain outstanding equity awards, shares were withheld to cover the required withholding tax, which was based on the value of a share on the settlement date as determined by the closing price of the Company’s common stock on the trading day of the applicable settlement date. The remaining shares were delivered to the recipient as shares of the Company’s common stock. The amount remitted to the tax authorities for the employees’ tax obligation was reflected as a financing activity on the Company’s condensed consolidated statements of cash flows. These shares withheld by the Company as a result of the net settlement of equity awards issued under the 2021 Plan were not considered issued and outstanding. These shares were returned to the 2021 Plan reserve and are available for future issuance thereunder. For vesting events where shares are not withheld, the Company required employees to sell a portion of the shares that they received upon the vesting of equity awards in order to cover any required withholding taxes.

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

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
The summary of the Company’s restricted stock awards activity is as follows:

	Restricted Stock Awards
	B-1 Incentive Units		B-2 Incentive Units
	Number of Units	Weighted- Average Grant-Date Fair Value	Number of Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 30, 2022	223	$18.00	792	$18.00
Granted	—	—	—	—
Vested	101	18.00	—	—
Forfeited	13	18.00	130	18.00
Outstanding at September 29, 2023	109	$18.00	662	$18.00

Stock Options

In connection with the IPO, the Company granted options to holders of B-1 Units (“Time-based Options”) and options to holders of B-2 Units (“Market-based Options”), as further discussed in Note 13 of the Notes to the Consolidated Financial Statements for the year ended December 30, 2022, in the Annual Report.

The summary of the Company’s option activity is as follows:

	Time-based Options			Market-based Options
	Number of Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (a)	Number of Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (a)
Outstanding at December 30, 2022	4,233	$6.47	$—	1,125	$5.66	$—
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	466	6.18	—	190	5.66	—
Outstanding at September 29, 2023	3,767	$6.50	$—	935	$5.66	$—
Options exercisable at September 29, 2023	3,171	$6.34	$—	—	$—	$—

(a) The intrinsic value represents the amount by which the fair value of the Company’s stock exceeds the option exercise price as of September 29, 2023 and December 30, 2022.

Restricted Stock Units — The Company grants restricted stock units (“RSUs”) with time-based vesting requirements under the 2021 Plan. These RSUs typically have an initial annual cliff vest and then vest quarterly over the remaining service period, which is generally four years. The fair value of RSUs is based on the Company’s closing stock price on the date of grant.

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
The summary of the Company’s RSU activity is as follows:

	Restricted Stock Units
	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 30, 2022	1,360	$17.05
Granted	1,911	11.20
Vested	568	16.67
Forfeited	201	13.34
Outstanding at September 29, 2023	2,502	$12.96

As of September 29, 2023, there were 74 vested and unissued restricted stock units.

Performance Stock Units — During the nine months ended September 29, 2023 and September 30, 2022, the Company granted performance-based restricted stock units (“PSUs”) to certain employees under the 2021 Plan. The fair value of PSUs granted is based on the Company’s closing stock price on the date of grant. Total units earned for grants may vary between 0% and 200% of the units granted based on the attainment of company-specific targets during the performance period and upon continued service. Compensation expense for PSUs is recognized on a graded-vesting basis if it is probable that the performance conditions will be achieved. Adjustments to compensation expense are made each period based on changes in the Company’s estimate of the number of PSUs that are probable of vesting. PSUs will vest with continued service and upon achievement of the relevant performance targets.

The awards issued during the nine months ended September 29, 2023 contain three separate tranches, each for a separate one-year performance period and each with a performance target to be established concurrently with the annual budget process. Accordingly, each tranche is accounted for as a separate grant. The Company-specific targets include: (i) adjusted EBITDA, (ii) adjusted EBITDA margin, and (iii) the results of an engagement survey administered annually in the fourth quarter to employees below the level of director.

The awards issued during the nine months ended September 30, 2022, vest in annual tranches over a three-year service period, subject to a one-year performance target. Total units earned for grants are based on the attainment of net sales and Company-specific adjusted EBITDA targets during the performance period (the fiscal year of the date of the grant) and upon continued service. For the year-ended December 30, 2022, the Company determined that, based on actual performance with respect to Adjusted EBITDA and Net Sales combined, the awards were earned at 51%.

The summary of the Company’s PSU activity is as follows:

	Performance Stock Units
	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 30, 2022	254	$17.96
Granted	322	11.31
Vested	132	15.65
Forfeited	37	13.70
Outstanding at September 29, 2023	407	$13.83

As of September 29, 2023, there were 71 vested and unissued performance share units.

Total equity-based compensation expense — Equity-based compensation expense is included within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. For all equity-based compensation awards, the Company recognizes forfeitures as they occur. Compensation expense for the three months and

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
nine months ended September 29, 2023 and September 30, 2022, and unrecognized stock compensation expense and weighted average remaining expense period as of September 29, 2023 consisted of:

	Compensation Expense				As of September 29, 2023
	Three Months Ended September 29, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 29, 2023	Nine Months Ended September 30, 2022	Unrecognized Compensation Expense	Weighted-Average Remaining Contractual Term (Years)
2021 Plan
Restricted stock awards	$457	$1,082	$1,609	$3,390	$2,324	0.47
Time-based options	788	1,672	2,758	5,077	4,215	1.42
Market-based options	523	645	959	1,935	735	0.35
Restricted stock units	2,001	1,726	8,634	5,132	28,229	3.02
Performance stock units	197	165	2,717	1,864	1,547	0.55
Other equity-based compensation	100	100	300	279	527	1.31
Total	$4,066	$5,390	$16,977	$17,677	$37,577	1.65

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

Offering periods are generally six months long and begin on May 23 and November 23 of each year. For the nine months ended September 29, 2023, 186 shares of common stock were purchased under the ESPP at an average price of $6.60 per share. The Company did not have any shares purchased under the ESPP during the three months ended September 29, 2023. Stock-based compensation expense recognized related to the ESPP was $195 and $567 for the three months and nine months ended September 29, 2023 and $180 and $260 for the three months and nine months ended September 30, 2022, and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Eligible participants contributed $752 and $287 as of September 29, 2023 and December 30, 2022, respectively, which is included in accrued liabilities in the accompanying condensed consolidated balance sheet. Unrecognized compensation expense as of September 29, 2023 associated with the remaining ESPP purchase period through November 22, 2023 was $120.

12.Income Taxes

The effective income tax rate for the Company was a benefit of 27.9% and 34.3% for the three months and nine months ended September 29, 2023, as compared to a benefit of 18.9% and 14.2% for the three months and nine months ended September 30, 2022. The change in the effective tax rate for the three months and nine months ended September 29, 2023, and the difference from the U.S. federal statutory rate of 21%, was primarily the result of nondeductible contingent value rights, stock compensation, foreign derived intangible income, research & development (“R&D”) credits and changes to the valuation allowance.

Income tax benefit was $348 and $8,119 during the three months and nine months ended September 29, 2023, compared to a benefit of $238 and $762 during the three months and nine months ended September 30, 2022.

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

13.Tax Receivable Agreement

On July 29, 2021, the Company executed a Tax Receivable Agreement (“TRA”) with certain pre-IPO owners (“TRA Participants”). The TRA provides for payment by the Company to the TRA Participants of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company utilizes in the future from net operating losses and certain other tax benefits that arose prior to the IPO. The Company recognizes this contingent liability in its condensed consolidated financial statements when incurrence of the liability becomes probable and amounts are reasonably estimable. Subsequent changes to the measurement of the TRA liability are recognized in the condensed consolidated statements of operations as a component of other expense (income), net. The Company will retain the benefit of the remaining 15% of these cash tax savings.

As of September 29, 2023, the Company recognized a total liability of $102,036, of which $21,107 and $80,929 are recorded within the current and noncurrent tax receivable agreement liability financial statement line items, respectively. As of December 30, 2022, the Company recognized a total liability of $111,453, of which $10,191 and $101,262 was recorded within the current and noncurrent tax receivable agreement liability financial statement line items, respectively. For the three months and nine months ended September 29, 2023, the Company recognized measurement adjustments of $631 and $775, respectively, which were recognized in other expense (income), net, on the condensed consolidated statements of operations. For the three months and nine months ended September 30, 2022, the Company recognized measurement adjustments of $86, which were recognized in other expense (income), net, on the condensed consolidated statements of operations. During the nine months ended September 29, 2023, the Company made its first payment to TRA participants of $10,468, which included interest of $277.

With respect to certain pre-IPO owners that are not TRA Participants, the Company has recorded amounts held in escrow for these participants in prepaid expense of $329 and $1,169 as of September 29, 2023 and December 30, 2022, respectively. During the nine months ended September 29, 2023, $396 of the amount held in escrow was forfeited by a pre-IPO owner and distributed to certain shareholders, resulting in a reduction of the prepaid expense balance and reversal of compensation expense. As a result, the Company recorded $205 and $438 during the three months and nine months ended September 29, 2023, in compensation expense within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. During the three months and nine months ended September 30, 2022, the Company recorded $279 and $837, respectively, in compensation expense within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

14.Commitments and Contingencies

Legal Proceedings — During the normal course of business, the Company is occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable, and the amount of such loss can be reasonably estimated. As of September 29, 2023 and December 30, 2022, no significant reserves were recorded. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. However, the Company does not expect the outcome of the matters currently pending will have a material adverse effect on the condensed consolidated financial statements.

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

Right-of-Use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Since most of the Company’s leases do not provide an implicit rate, the Company uses its own incremental borrowing rate

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(“IBR”) on a collateralized basis in determining the present value of lease payments. The Company utilizes a market-based approach to estimate the IBR.

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

The components of the Company’s lease costs are:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Operating lease cost (a)	$3,669	$3,812	$11,411	$10,884
Variable lease cost	1,247	1,202	3,856	3,181
Short-term lease cost	35	65	169	251
Total lease cost	$4,951	$5,079	$15,436	$14,316
(a)Included in cost of sales, exclusive of depreciation and amortization, and selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities	$3,640	$3,735	$10,662	$10,539
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$1,220	$18,028	$7,758	$62,925

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

September 29, 2023
Weighted-average remaining lease term	6.34 years
Weighted-average discount rate	7.81%

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
As of September 29, 2023, future lease payments under non-cancelable lease commitments for the next five fiscal years and thereafter were as follows:

Remainder of 2023	$3,821
2024	15,659
2025	14,581
2026	12,436
2027	10,468
Thereafter	28,540
Total lease payments	85,505
Less: Imputed interest	19,936
Less: Lease incentive receivable	413
Present value of lease liabilities	$65,156

During the nine months ended September 29, 2023, the Company completed its move from its former leased location in Draper, UT to its new location in Lehi, UT. The lease has an operational commencement date of February 1, 2023 and an expiration date of September 30, 2033. As of September 29, 2023, the Company has not entered into any additional lease agreements for office space that have not yet commenced.

16.Stockholders’ Equity

Holders of voting common stock are entitled to one vote per share and to receive dividends.

The Company had a noncontrolling interest prior to the fourth quarter of the year ended December 30, 2022. Changes in noncontrolling interests each period include net income attributable to noncontrolling interests and cash contributions by minority partners to the Company’s consolidated subsidiaries. There were no cash contributions by minority partners for the three months and nine months ended September 29, 2023 or September 30, 2022.

Share Repurchase Program — On May 12, 2022, the Company announced that its board of directors authorized a $25,000 share repurchase program. Under the share repurchase program, Snap One may purchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as accelerated share repurchases. The timing and number of shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The repurchase program expires at the end of 2023, does not obligate the Company to acquire a specified number of shares and may be modified, suspended or discontinued at any time at the board of directors’ discretion. On November 6, 2023, the Company’s board of directors amended the share repurchase program to extend its expiration date from December 31, 2023 to December 31, 2024.

Share repurchase activity consists of the following:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Number of shares repurchased	—	128	27	222
Total cost	$—	$1,396	$238	$2,444
Average per share cost including commissions	$—	$10.91	$8.81	$11.01

The Company has elected to retire shares repurchased to date. Shares retired become part of the pool of authorized but unissued shares. The purchase price of the retired shares in excess of par value, including transaction costs, is recorded as a decrease to additional paid-in capital. The Company had $55 of share repurchases included in accrued liabilities in its consolidated balance sheets as of December 30, 2022.

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
17.Loss Per Share

Basic loss per share represents net loss divided by the weighted-average shares outstanding. Diluted loss per share is the same as basic income or loss per share. The Company was in a loss position during the three months and nine months ended September 29, 2023 and September 30, 2022, respectively. The following table presents the calculations of basic and diluted loss per share for the three months and nine months ended September 29, 2023 and September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net loss attributable to Company	$(900)	$(1,010)	$(15,572)	$(4,573)
Weighted-average shares outstanding - basic and diluted	75,854	74,650	75,577	74,567
Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.21)	$(0.06)

The Company’s restricted stock awards, stock options, restricted stock units and performance stock units were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. Awards with performance and market-based vesting conditions are excluded from the calculation of dilutive potential common shares until the conditions have been satisfied. The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Restricted stock awards	785	1,201	893	1,298
Time-based options	3,944	4,300	4,051	4,333
Market-based options	935	1,155	1,043	1,155
Restricted stock units	2,551	1,197	2,451	1,061
Performance stock units	290	256	284	205
Other equity-based compensation	46	69	48	65
Total	8,551	8,178	8,770	8,117

18.Related Parties

The Company’s controlling shareholder, Hellman & Friedman, LLC (“H&F”), has an ownership interest in a human capital management, payroll, HR service and workforce management vendor used by the Company. For the three months ended September 29, 2023 and September 30, 2022, the Company incurred $79 and $76 of expenses, respectively, related to this vendor. For the nine months ended September 29, 2023 and September 30, 2022, the Company incurred $291 and $242 of expenses, respectively, related to this vendor. Additionally, H&F has an ownership interest in an insurance brokerage vendor previously used by the Company. For the three months and nine months ended September 29, 2023, the Company incurred no expenses related to this vendor. For the three months and nine months ended September 30, 2022, the Company incurred $171 and $1,107 of expenses, respectively, related to this vendor. These expenses are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Amounts owed by the Company in connection with the expenses described above were not material as of September 29, 2023 and September 30, 2022, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q, as well as our Annual Report. The statements in this discussion contain forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management and involve risks and uncertainties. Actual results could differ materially from those discussed in or implied by forward-looking statements due to various factors, including below and other sections in this Form 10-Q and in our “Risk Factors” in our Annual Report and Form 10-Q ending March 31, 2023.

We operate on a 52-week or 53-week fiscal year ending on the last Friday of December each year. Our fiscal year is divided into four quarters of 13 weeks, each beginning on a Saturday and containing one 5-week period followed by two 4-week periods. When a 53-week fiscal year occurs, we report the additional week in the fourth fiscal quarter. References to fiscal year 2022 are to our 52-week fiscal year ended December 30, 2022. The fiscal quarters ended September 29, 2023 and September 30, 2022 were both 13-week periods.

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

We are vertically integrated with the majority of our Net Sales and Contribution Margin coming from our proprietary branded, internally developed products sold to DIFM integrators in home technology, security and commercial markets. Our comprehensive suite of solutions allows integrators to find everything they need in one place and to deliver high-quality, reliable and configurable systems to end consumers. We also have two subscription-based services that we monetize with end consumers. Parasol is enabled by our OvrC software and is a subscription-based service that provides homeowners and small businesses access to a continuous remote support service to troubleshoot devices on their network. 4Sight, our remote system management license for end consumers, is enabled by our Control4 software and is a subscription sold to homeowners and small businesses. As the industry embraces service-based models and we expand our penetration of connected homes and businesses, we continue to make significant investments in the development of new subscription-based offerings that we believe will increase integrator efficiency and improve the end consumer experience while providing us with additional recurring revenue streams.

Key Factors Affecting Our Performance

Our historical financial performance has been primarily driven by the following factors, and we also expect these factors to continue to be the primary drivers of our financial performance in the future.

Increased Average Spend per Integrator via Wallet Share Expansion. Increasing wallet share with integrators depends in part on our ability to continue expanding our omni-channel coverage, extending our product suite, bolstering our support services, and creating deeper integration across our products to compel integrators to use Snap One as their one-stop shop. Average wallet share with our integrators varies across DIFM markets, with particular strength in home technology and demonstrated success in commercial and security. We believe we can increase our wallet share with existing integrators through the adoption of our ecosystems, new product innovation and our compelling loyalty program.

DIFM Integrator Additions in Home Technology, Security, Commercial and Internationally. We are a market leader in our core domestic home technology market, and we believe that our value proposition appeals to integrators in attractive adjacent markets. We are utilizing our proven strategy of acquiring integrators in the home technology market to attract integrators in security and commercial markets, where we are less penetrated but have displayed a track record of growth. We believe that strategic investments in expanding our product portfolio, improvements in targeted sales and marketing, and new integrator onboarding initiatives will allow us to grow our network of integrators across these markets. We also believe there is a meaningful opportunity to expand our existing market share in non-U.S. markets. We plan to grow in these markets by investing in sales resources, broadening our available product portfolio, and strengthening our direct-to-integrator sales approach in certain targeted international markets.

Investments in Our Integrated Platform. Our end-to-end product and software ecosystem and workflow solutions create an integrated platform of leading offerings, which we believe drive significant value for our integrators and personalized, immersive experiences for end consumers. We believe we can extend the value of our integrated platform by delivering value-added services to integrators and end consumers on a subscription basis.

Omni-Channel Strategy Expansion. Our business model is built around an e-commerce-centric, omni-channel go-to-market strategy. We provide a comprehensive e-commerce portal, which allows integrators to easily research products, design projects, receive training and certifications, order products, and solicit ongoing support. Our e-commerce portal is complemented by a growing network of 41 domestic local branches, two Canadian local branches, and seven distribution centers as of September 29, 2023. The local branch presence is an important part of our strategy as it allows us to better serve integrators by providing same-day product availability when necessary, creating a site for relationship building with our support team and for training and product demonstration sessions. We believe integrators value the relationships and support we can deliver at the local level, and this further increases their loyalty to our business across channels.

Strategic Acquisitions. In addition to our organic growth, we continue to grow our business through strategic acquisitions such as our acquisitions of ANLA, LLC (“Access Networks”), Staub Electronics, LTD (“Staub”), Remote Maintenance Systems LP, doing business as Parasol (“Parasol”) and the asset purchase of Clare Controls, LLC (“Clare”) to better serve existing and new integrators, broaden our product categories and extend the geographic reach of our omni-channel capabilities. We expect to continue to pursue disciplined, accretive acquisitions that enhance our products, software and workflow solutions and expand into adjacent markets that allow us to better serve our integrator base.

Macroeconomic Factors

Macroeconomic conditions globally continue to be challenging in various respects, including as the result of ongoing inflationary pressures, elevated interest rate levels, disruptions to global supply networks, challenging labor market conditions, political and social instability (both in the area surrounding Russia and Ukraine and globally with respect to these nations’ allies, and in the Middle East) and instability in the banking system. We are closely monitoring developments in the war between Israel and Hamas that began on October 7, 2023 including potential impacts to our business, customers, suppliers, employees, and operations in Israel, the Middle East and elsewhere. At this time, impacts to Snap One are uncertain and subject to change given the volatile nature of the situation. To date we have not observed any material interruptions in our infrastructure, supplies, technology systems or networks needed to support our operations due to any specific macroeconomic condition, but we are actively monitoring potential impacts on the Company. Additionally, we continue to invest in supply chain initiatives to meet integrator demand and manage cost inflation.

COVID-19 affected our supply chain, including component sourcing and shipping and logistics challenges resulting in cost inflation, consistent with its effect across many industries. While the conditions caused by COVID-19 have significantly normalized since the height of the pandemic, we have considered COVID-19 and the lingering effects of its impact when developing our estimates and assumptions. Actual results and outcomes may differ from our estimates and assumptions.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(in thousands)
Net loss	$(900)	$(1,018)	$(15,572)	$(4,618)
Interest expense	14,893	10,244	43,730	24,687
Income tax benefit	(348)	(238)	(8,119)	(762)
Depreciation and amortization	15,371	14,812	45,967	44,667
Other expense (income), net	511	620	(652)	137
Equity-based compensation	4,261	5,570	17,544	17,937
Compensation expense for payouts in lieu of TRA participation(a)	205	279	438	837
IT system transition costs(b)	11	268	219	268
Fair value adjustment to contingent value rights(c)	(1,700)	(125)	300	(6,200)
Severance cost(d)	—	—	1,276	—
Deferred acquisition payments(e)	—	(23)	133	1,007
Acquisition and integration related costs(f)	—	284	—	562
Provision for credit losses on notes receivable(g)	—	—	—	5,872
Deferred revenue purchase accounting adjustment(h)	—	14	—	164
Other professional services costs(i)	301	610	467	1,823
Other(j)	436	578	1,638	765
Adjusted EBITDA	$33,041	$31,875	$87,369	$87,146

The following table presents a reconciliation of net loss to Adjusted Net Income for the periods presented:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(in thousands)
Net loss	$(900)	$(1,018)	$(15,572)	$(4,618)
Amortization	12,439	12,536	37,316	37,794
Equity-based compensation	4,261	5,570	17,544	17,937
Foreign currency losses	101	137	17	124
Unrealized losses (gains) on interest rate cap	313	—	(813)	—
Compensation expense for payouts in lieu of TRA participation(a)	205	279	438	837
IT system transition costs(b)	11	268	219	268
Fair value adjustment to contingent value rights(c)	(1,700)	(125)	300	(6,200)
Severance cost(d)	—	—	1,276	—
Deferred acquisition payments(e)	—	(23)	133	1,007
Acquisition and integration related costs(f)	—	284	—	562
Provision for credit losses on notes receivable(g)	—	—	—	5,872
Deferred revenue purchase accounting adjustment(h)	—	14	—	164
Other professional services costs(i)	301	610	467	1,823
Other(j)	441	976	1,547	1,028
Income tax effect of adjustments(k)	(4,167)	(4,619)	(13,857)	(14,492)
Adjusted Net Income	$11,305	$14,889	$29,015	$42,106
(a)Represents expense, net of forfeitures, related to payments to certain pre-IPO owners in lieu of their participation in the Tax Receivable Agreement entered into on July 29, 2021 (“TRA”). Management does not believe such costs are indicative of our ongoing operations as they are one-time awards specific to the establishment of the TRA.

(b)Represents costs associated with the implementation of enterprise resource planning systems, customer resource management systems, and business intelligence systems as part of our initiative to modernize our information technology (“IT”) infrastructure.

(c)Represents noncash gains and losses recorded from fair value adjustments related to contingent value right (“CVR”) liabilities. Fair value adjustments related to CVR liabilities represent potential obligations to the prior sellers in conjunction with the acquisition of the Company by investment funds managed by Hellman & Friedman, LLC (“H&F”) in August 2017.

(d)Severance cost associated with various restructuring actions such as warehouse relocation, departmental reorganization and focused reduction in workforce.

(e)Represents expenses incurred related to deferred payments to employees associated with historical acquisitions. The deferred payments are cash retention awards for key personnel from the acquired companies and are expected to be paid to employees through 2023. Management does not believe such costs are indicative of our ongoing operations as they are one-time awards specific to acquisitions and are incremental to our typical compensation costs incurred and we do not expect such costs to be reflective of future increases in base compensation expense.

(f)Represents costs directly associated with acquisitions and acquisition-related integration activities. These costs also include certain restructuring costs (e.g., severance) and other third-party transaction advisory fees associated with planned and completed acquisitions.

(g)Represents provision for credit losses on notes receivable related to the Company’s unsecured loan to Clare.

(h)Represents an adjustment related to the fair value of deferred revenue related to the Control4 Corporation acquisition.

(i)Represents professional service fees associated with the preparation for compliance with the Sarbanes-Oxley Act (“SOX”), the implementation of new accounting standards and accounting for non-recurring transactions.

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

The following table presents the calculation of Contribution Margin:

	Three Months Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(in thousands)
Net sales	$270,144	$281,234	$796,591	$855,573
Cost of sales, exclusive of depreciation and amortization(a)	156,580	167,435	459,610	520,162
Net sales less cost of sales, exclusive of depreciation and amortization	$113,564	$113,799	$336,981	$335,411
Contribution Margin	42.0%	40.5%	42.3%	39.2%

(a)Cost of sales for the three months ended September 29, 2023 and September 30, 2022 excludes depreciation and amortization of $15.4 million and $14.8 million, respectively. Cost of sales for the nine months ended September 29, 2023 and September 30, 2022 excludes depreciation and amortization of $46.0 million and $44.7 million, respectively.

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

The following table presents a reconciliation of net cash provided by (used in) operating activities to Free Cash Flow for the periods presented:

	Nine Months Ended
	September 29, 2023	September 30, 2022
	(in thousands)
Net cash provided by (used in) operating activities	$65,708	$(15,361)
Purchases of property and equipment	(19,988)	(10,024)
Free Cash Flow	$45,720	$(25,385)

Basis of Presentation and Key Components of Results of Operations

Net Sales

We generate net sales by selling hardware products to our integrators both with and without embedded software, which are then resold to end consumers, typically in the installation of an audio/video, IT, smart-home, or surveillance-related solution. We act both as a principal in selling proprietary products and as an agent in selling certain third-party products through strategic partnerships with outside suppliers. In addition, we generate a small but growing percentage of our revenue through recurring revenue from subscription services associated with product sales including hosting services, technical support and access to software updates and upgrades. Revenue is recognized when the integrator obtains control of the product, which typically occurs upon shipment, in an amount that reflects the consideration expected to be received in exchange for those products net of estimated discounts, rebates, returns, allowances and any taxes collected and remitted to government authorities. Revenue allocated to subscription services is recognized over time as services are provided. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Policies — Revenue Recognition” in the Annual Report.

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

	Three Months Ended				Nine Months Ended
	September 29, 2023	% of Net sales	September 30, 2022	% of Net sales	September 29, 2023	% of Net sales	September 30, 2022	% of Net sales
	($ in thousands)
Net sales	$270,144	100.0%	$281,234	100.0%	$796,591	100.0%	$855,573	100.0%
Costs and expenses:
Cost of sales, exclusive of depreciation and amortization	156,580	58.0%	167,435	59.5%	459,610	57.7%	520,162	60.8%
Selling, general and administrative expenses	84,037	31.1%	89,379	31.8%	271,627	34.1%	271,300	31.7%
Depreciation and amortization	15,371	5.7%	14,812	5.3%	45,967	5.8%	44,667	5.2%
Total costs and expenses	255,988	94.8%	271,626	96.6%	777,204	97.6%	836,129	97.7%
Income from operations	14,156	5.2%	9,608	3.4%	19,387	2.4%	19,444	2.3%
Other expenses (income):
Interest expense	14,893	5.5%	10,244	3.6%	43,730	5.5%	24,687	2.9%
Other income, net	511	0.2%	620	0.2%	(652)	(0.1)%	137	0.0%
Total other expenses	15,404	5.7%	10,864	3.9%	43,078	5.4%	24,824	2.9%
Loss before income taxes	(1,248)	(0.5)%	(1,256)	(0.4)%	(23,691)	(3.0)%	(5,380)	(0.6)%
Income tax benefit	(348)	(0.1)%	(238)	(0.1)%	(8,119)	(1.0)%	(762)	(0.1)%
Net loss	(900)	(0.3)%	(1,018)	(0.4)%	(15,572)	(2.0)%	(4,618)	(0.5)%
Net loss attributable to noncontrolling interest	—	—%	(8)	(0.0)%	—	—%	(45)	(0.0)%
Net loss attributable to Company	$(900)	(0.3)%	$(1,010)	(0.4)%	$(15,572)	(2.0)%	$(4,573)	(0.5)%

Three Months and Nine Months Ended September 29, 2023, Compared to the Three Months and Nine Months Ended September 30, 2022
Net Sales

	Three Months Ended				Nine Months Ended
	September 29, 2023	September 30, 2022	$ Change	% Change	September 29, 2023	September 30, 2022	$ Change	% Change
	($ in thousands)
Net sales	$270,144	$281,234	$(11,090)	(3.9)%	$796,591	$855,573	$(58,982)	(6.9)%

Net sales decreased by $11.1 million, or 3.9%, in the three months ended September 29, 2023, compared to the three months ended September 30, 2022. Of the 3.9% decrease in net sales from the comparable year ago period, we estimate that channel inventory destocking represented a significant portion of this year-over-year decrease, and organic net sales decline accounted for the remainder of the decrease. Organic performance reflects a decrease in sales volume, partially offset by growth from the continued ramp of local branches opened in the past year.

Net sales decreased by $59.0 million, or 6.9%, in the nine months ended September 29, 2023, compared to the nine months ended September 30, 2022. Of the 6.9% decrease in net sales from the comparable year ago period, we estimate that channel inventory destocking was a significant driver of this decrease which was partially offset by organic net sales growth. Organic growth components primarily include the continued ramp of local branches opened in the past year and the cumulative impact of proprietary product price adjustments taken in the past year.

Cost of Sales, Exclusive of Depreciation and Amortization

	Three Months Ended				Nine Months Ended
	September 29, 2023	September 30, 2022	$ Change	% Change	September 29, 2023	September 30, 2022	$ Change	% Change
	($ in thousands)
Cost of sales, exclusive of depreciation and amortization	$156,580	$167,435	$(10,855)	(6.5)%	$459,610	$520,162	$(60,552)	(11.6)%
As a percentage of net sales	58.0%	59.5%			57.7%	60.8%

Cost of sales, exclusive of depreciation and amortization, decreased $10.9 million, or 6.5%, in the three months ended September 29, 2023, compared to the three months ended September 30, 2022, primarily driven by a decrease in net sales. As a percentage of net sales, cost of sales, exclusive of depreciation and amortization, decreased to 58.0% in the current period from 59.5% in the prior period. The decrease in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales was primarily due to the execution of supply chain cost management initiatives which drove input cost efficiencies in the three months ended September 29, 2023. This was partially offset by lower proprietary product mix in the period due to the year-over-year net change in back order fulfillment and channel inventory destocking, as well as growth in third-party product sales, which was largely driven by new local branch openings, incremental brand assortment, and certain manufacturer promotions. The decrease in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales resulted in a higher Contribution Margin of 42.0% for the three months ended September 29, 2023, compared to 40.5% for the three months ended September 30, 2022.

Cost of sales, exclusive of depreciation and amortization, decreased $60.6 million, or 11.6%, in the nine months ended September 29, 2023, compared to the nine months ended September 30, 2022, primarily driven by a decrease in net sales. As a percentage of net sales, cost of sales, exclusive of depreciation and amortization, decreased to 57.7% in the current period from 60.8% in the prior period. The decrease in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales was primarily due to the cumulative impact of price adjustments taken in the last twelve months and the execution of supply chain cost management initiatives which drove input cost efficiencies. These decreases were partially offset by lower proprietary product mix in the period due to the year-over-year net change in back order fulfillment and channel inventory destocking, as well as growth in third-party product sales, which was largely driven by new local branch openings, incremental brand assortment, and certain manufacturer promotions. The decrease in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales resulted in a higher Contribution Margin of 42.3% for the nine months ended September 29, 2023, compared to 39.2% for the nine months ended September 30, 2022.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended				Nine Months Ended
	September 29, 2023	September 30, 2022	$ Change	% Change	September 29, 2023	September 30, 2022	$ Change	% Change
	($ in thousands)
Selling, general and administrative expenses	$84,037	$89,379	$(5,342)	(6.0)%	$271,627	$271,300	$327	0.1%
As a percentage of net sales	31.1%	31.8%			34.1%	31.7%

Selling, general and administrative expenses decreased $5.3 million, or 6.0%, in the three months ended September 29, 2023, compared to the three months ended September 30, 2022. The decrease in selling, general, and administrative expenses was primarily attributable to a continued focus on costs controls and operational efficiency initiatives and a $1.6 million decrease in fair value adjustments to contingent value rights period over period.

Selling, general and administrative expenses increased $0.3 million, or 0.1%, in the nine months ended September 29, 2023, compared to the nine months ended September 30, 2022. The increase in selling, general, and administrative expenses was attributable in part to a $6.5 million increase in fair value adjustments to contingent value rights, partially offset by a $5.9 million decrease in provisions for credit losses on notes receivable. Additional drivers of the increase include our continued long-term strategic growth investments and costs associated with local branch openings in the last year, partially offset by a continued focus on cost controls and operational efficiency initiatives.

Depreciation and Amortization

	Three Months Ended				Nine Months Ended
	September 29, 2023	September 30, 2022	$ Change	% Change	September 29, 2023	September 30, 2022	$ Change	% Change
	($ in thousands)
Depreciation and amortization	$15,371	$14,812	$559	3.8%	$45,967	$44,667	$1,300	2.9%
As a percentage of net sales	5.7%	5.3%			5.8%	5.2%

Depreciation and amortization expenses increased by $0.6 million, or 3.8%, in the three months ended September 29, 2023, compared to the three months ended September 30, 2022. Depreciation expense increased primarily due to the build-out of our new corporate office in Lehi, UT, as well as opening of new local branches between periods.

Depreciation and amortization expenses increased by $1.3 million, or 2.9%, in the nine months ended September 29, 2023, compared to the nine months ended September 30, 2022. Depreciation expense increased primarily due to the build-out of our new corporate office in Lehi, UT, as well as opening of new local branches between periods.

Interest Expense

	Three Months Ended				Nine Months Ended
	September 29, 2023	September 30, 2022	$ Change	% Change	September 29, 2023	September 30, 2022	$ Change	% Change
	($ in thousands)
Interest expense	$14,893	$10,244	$4,649	45.4%	$43,730	$24,687	$19,043	77.1%
As a percentage of net sales	5.5%	3.6%			5.5%	2.9%

Interest expense increased by $4.6 million, or 45.4%, in the three months ended September 29, 2023, compared to the three months ended September 30, 2022. The increase was primarily driven by higher interest rates as well as higher average outstanding balances on our long-term debt in the three months ended September 29, 2023 compared to the three months ended September 30, 2022.

Interest expense increased by $19.0 million, or 77.1%, in the nine months ended September 29, 2023, compared to the nine months ended September 30, 2022. The increase was primarily driven by higher average outstanding balances on our long-term debt as well as higher interest rates in the nine months ended September 29, 2023, compared to the nine months ended September 30, 2022.

Other Expense (Income), Net

	Three Months Ended				Nine Months Ended
	September 29, 2023	September 30, 2022	$ Change	% Change	September 29, 2023	September 30, 2022	$ Change	% Change
	($ in thousands)
Other expense (income), net	$511	$620	$(109)	(17.6)%	$(652)	$137	$(789)	(575.9)%
As a percentage of net sales	0.2%	0.2%			(0.1)%	—%

Other expense decreased by $0.1 million, or 17.6%, in the three months ended September 29, 2023, compared to the three months ended September 30, 2022, primarily due to income related to the interest rate cap entered into at the end of fiscal 2022.

Other income increased by $0.8 million, or 575.9%, in the nine months ended September 29, 2023, compared to the nine months ended September 30, 2022, primarily due to $1.4 million income related to the interest rate cap entered into at the end of fiscal 2022, partially offset by $0.7 million expense related to TRA adjustments.

Income Tax (Benefit) Expense

	Three Months Ended				Nine Months Ended
	September 29, 2023	September 30, 2022	$ Change	% Change	September 29, 2023	September 30, 2022	$ Change	% Change
	($ in thousands)
Income tax (benefit) expense	$(348)	$(238)	$(110)	46.2%	$(8,119)	$(762)	$(7,357)	965.5%
As a percentage of net sales	(0.1)%	(0.1)%			(1.0)%	(0.1)%

Income tax benefit increased by $0.1 million, or 46.2%, in the three months ended September 29, 2023, compared to the three months ended September 30, 2022. The effective tax rate for the three months ended September 29, 2023, was a benefit of 27.9% compared to 18.9% for the three months ended September 30, 2022. The change in the effective tax rate for the three months ended September 29, 2023, and the difference from the U.S. federal statutory rate of 21%, was primarily the result of nondeductible contingent value rights, stock compensation, foreign derived intangible income, R&D credits and changes to the valuation allowance.

Income tax benefit increased by $7.4 million, or 965.5%, in the nine months ended September 29, 2023, compared to the nine months ended September 30, 2022. The effective tax rate for the nine months ended September 29, 2023, was a benefit of 34.3% compared to 14.2% for the nine months ended September 30, 2022. The change in the effective tax rate for the nine months ended September 29, 2023, and the difference from the U.S. federal statutory rate of 21%, was primarily the result of nondeductible contingent value rights, stock compensation, foreign derived intangible income, R&D credits and changes to the valuation allowance.

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

Working Capital, Excluding Deferred Revenue

The following table summarizes our cash, cash equivalents, accounts receivable and working capital, which we define as current assets minus current liabilities excluding deferred revenue:

	As of
	September 29, 2023	December 30, 2022
	(in thousands)
Cash and cash equivalents	$40,030	$21,117
Accounts receivable, net	$53,849	$48,174
Working capital, excluding deferred revenue	$244,968	$267,457

Our cash and cash equivalents as of September 29, 2023 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that reduce the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

We believe our existing cash and cash equivalents, together with expected cash flow from operating activities, will be sufficient to fund our operations and capital expenditure requirements for the next 12 months. Beyond the next 12 months, our primary capital requirements consist of required principal and interest payments on long-term debt, TRA payments and lease payments under non-cancelable lease commitments as further described in Notes 7, 13 and 15 of the Notes to the Unaudited Condensed Consolidated Financial Statements. If cash provided by operating activities and borrowings under our Credit Agreement are not sufficient or available to meet our short- and long-term capital requirements, then we may consider additional equity or debt financing in the future. There can be no assurance debt or equity financing will be available to us if we need it or, if available, the terms will be satisfactory to us. Our sources of liquidity could be affected by factors described under “Risk Factors” in our Annual Report.

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

Borrowings under the Term Loan will bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.5% per annum plus the federal funds effective rate, (b) the prime rate and (c) the eurocurrency rate determined by reference to the cost of funds for U.S. dollar deposits (subsequently changed to the forward-looking term rate based on SOFR for rates initiated after the effective date of the Amendment to the Credit Agreement) for an interest period of one month adjusted for certain additional costs, plus 1.0%; provided that such rate is not lower than a floor of 1.5% or (2) an applicable margin plus a eurocurrency rate determined by reference to the cost of funds for U.S. dollar deposits (subsequently changed to the forward-looking term rate based on SOFR for rates initiated after the effective date of the Amendment to the Credit Agreement) for the interest period relevant to such borrowing adjusted for certain additional costs; provided that such rate is not lower than a floor of 0.5%.

Borrowings under the Incremental Term Loan will bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.5% per annum plus the federal funds effective rate, (b) the prime rate and (c) the forward-looking term rate based on the SOFR for an interest period of one month plus 1.0%; provided that such rate is not lower than a floor of 1.0% or (2) an applicable margin plus a forward-looking rate based on SOFR for the interest period relevant to such borrowing provided that such rate is not lower than a floor of 0.5%.

Borrowings under the Revolving Credit Facility will bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.5% per annum plus the federal funds effective rate, (b) the prime rate and (c) the eurocurrency rate determined by reference to the cost of funds adjusted for certain additional costs (subsequently changed to the forward-looking term rate based on SOFR for rates initiated after the effective date of the Amendment to the Credit Agreement) for an interest period of one month, plus 1.0%; provided such rate is not lower than a floor of 1.0% or (2) a eurocurrency rate determined by reference to the applicable cost of funds for such borrowing adjusted for certain additional costs (subsequently changed to the forward-looking term rate based on SOFR for rates initiated after the effective date of the Amendment to the Credit Agreement); provided such rate is not lower than a floor of zero, subsequently changed to 0.5% based on SOFR for rates initiated after the effective date of the Amendment to the Credit Agreement.

The Credit Agreement contains various customary affirmative and negative covenants. We were in compliance with such covenants as of September 29, 2023.

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

As of September 29, 2023, we had no outstanding borrowings under the Revolving Credit Facility. As of December 30, 2022, we had $12.0 million in borrowings outstanding under the Revolving Credit Facility. As of September 29, 2023 and December 30, 2022, we had $4.9 million and $5.1 million of outstanding letters of credit, respectively. The amount available under the Revolving Credit Facility was $95.1 million and $82.9 million as of September 29, 2023 and December 30, 2022, respectively.

On October 26, 2022, the Company entered into an interest rate cap agreement on LIBOR (subsequently transitioned to SOFR) on the floating rate component of interest, with Bank of America as the counterparty. The interest rate cap became effective December 31, 2022. The Company will pay a premium of $6.6 million at the maturity date of December 31, 2025. For the period ended September 29, 2023, the notional amount of the interest rate cap is $348.5 million of the Term Loan and has a strike rate of 4.8%, which effectively caps SOFR on the notional amount at 4.8%.

The Company was in compliance with all debt covenants as of September 29, 2023 and December 30, 2022. For additional information on the Company’s debt arrangements, debt covenants and default provisions, see Note 8 of the Notes to the Consolidated Financial Statements for the year ended December 30, 2022, in the Annual Report.

Historical Cash Flows

The following table sets forth our cash flows for the nine months ended September 29, 2023 and September 30, 2022:

	Nine Months Ended
	September 29, 2023	September 30, 2022
	(in thousands)
Net cash provided by (used in) operating activities	$65,708	$(15,361)
Net cash used in investing activities	$(19,937)	$(41,088)
Net cash (used in) provided by financing activities	$(26,247)	$52,265

Operating Activities

Net cash provided by operating activities was $65.7 million in the nine months ended September 29, 2023, compared to net cash used in operating activities of $15.4 million in the nine months ended September 30, 2022, an increase in cash provided of $81.1 million. The increase in net cash provided by operating activities during the nine months ended September 29, 2023 was due to a $96.5 million net decrease in cash used for operating assets and liabilities. The improvement in cash used was driven by a decrease in cash used for inventory and is consistent with our continued efforts to rebalance inventory levels. This was partially offset by an increased net loss of $11.0 million.

Investing Activities

Net cash used in investing activities was $19.9 million in the nine months ended September 29, 2023, compared to $41.1 million in the nine months ended September 30, 2022, a decrease of $21.2 million. The decrease in the nine months ended September 29, 2023 was primarily driven by cash used in the prior period of $30.5 million to acquire Staub, offset by an increase in cash used in the current period of $10.0 million for the purchase of property and equipment.

Financing Activities

Net cash used in financing activities was $26.2 million for the nine months ended September 29, 2023, compared to net cash provided by financing activities of $52.3 million in the nine months ended September 30, 2022, a decrease of $78.5 million. The decrease in net cash provided by financing activities for the nine months ended September 29, 2023 was due primarily to a net reduction in the outstanding balance on our Revolving Credit Facility of $69.0 million and cash used to make the initial payment of $10.2 million related to the TRA.

Off-Balance Sheet Arrangements

As of September 29, 2023 and December 30, 2022, we had off-balance sheet arrangements totaling $4.9 million and $5.1 million related to our outstanding letters of credit, respectively. We have not entered into any other off-balance sheet arrangements, except as disclosed herein.

Contractual Obligations

We have contractual obligations comprised of payments of debt and interest, lease commitments, TRA and CVRs.

We used our Revolving Credit Facility to fund our initial TRA payment earlier in 2023 as well as for general corporate expenses; however, we subsequently paid the outstanding balance and as of September 29, 2023, we had no outstanding debt under the Revolving Credit Facility.

Except for the leases described in Note 15 of the Notes to the Unaudited Condensed Consolidated Financial Statements and the debt agreement as described herein, as of September 29, 2023, there have been no material changes in our contractual obligations and commitments other than in the ordinary course of business from the contractual obligations and commitments for the year ended December 30, 2022, as previously disclosed in our Annual Report.

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

Interest Rate Risk

We are subject to interest rate risk in connection with our Amended Credit Agreement. As of September 29, 2023, we had $458.0 million outstanding under the Term Loan portion and $54.6 million outstanding under the Incremental Term Loan portion of the Amended Credit Agreement and no outstanding borrowings under the Revolving Credit Facility. The term loans and revolver bear interest at variable rates. Each quarter point increase in the variable rates on the amounts outstanding under the Credit Agreement and Revolving Credit Facility as of September 29, 2023 would increase annual cash interest in the aggregate by approximately $0.9 million. In order to mitigate our exposure to interest rate increases on our floating rate debt, we have entered into an interest-rate cap. This agreement caps LIBOR (subsequently transitioned to

SOFR) on a notional amount of $348.5 million at 4.8% for the period ended September 29, 2023, thus reducing the impact of interest-rate increases on future income.

Foreign Currency Exchange Risk

Changes in the exchange rates for the functional currencies of our international subsidiaries may positively or negatively impact our sales, operating expenses and earnings. Historically, we have not hedged our currency exposure and fluctuations in exchange rates have not materially affected our operating results. While our international operations, including Canada, the United Kingdom, and Australia, without limitation, accounted for only 12.5% of total net revenue during the nine months ended September 29, 2023, our exposure to currency rate fluctuations could be material in the remainder of 2023 and future years, to the extent that either currency rate changes are significant or that our international operations comprise a larger percentage of our consolidated results.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Amendment to the share repurchase program

On May 11, 2022 Snap One’s board of directors authorized a $25 million share repurchase program (the “Share Repurchase Program”). Under the Share Repurchase Program, Snap One may purchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through the use of other techniques such as tender offers, or accelerated share repurchases. The timing and number of shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The Share Repurchase Program does not obligate Snap One to acquire a specified number of shares and may be modified, suspended or discontinued at any time at the discretion of the board of directors. On November 6, 2023, the Company’s board of directors amended the Stock Repurchase Program to extend its expiration date from December 31, 2023 to December 31, 2024.

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

10.1+	Employment Agreement dated as of July 18, 2023 by and among Snap One, LLC and John Heyman (incorporated by reference to Exhibit 10.1 of the Registrant’s 8-K filed with the SEC on July 20, 2023).

10.2+	Employment Agreement dated as of July 18, 2023 by and among Snap One, LLC and Michael Carlet (incorporated by reference to Exhibit 10.2 of the Registrant’s 8-K filed with the SEC on July 20, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Snap One Holdings Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Snap One Holdings Corp.

November 7, 2023	By:	/s/ John Heyman
Name: John Heyman
Title: Chief Executive Officer
(Principal Executive Officer)

November 7, 2023	By:	/s/ Michael Carlet
Name: Michael Carlet
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)