Form 10-Q
period 2024-03-29
Snap One Holdings Corp.
filed 2024-05-08
CIK 1856430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2024
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

The registrant had outstanding 76,535,644 shares of common stock as of May 3, 2024.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, including without limitation statements regarding product plans; future growth; market opportunities; industry positioning; customer acquisition and retention; changes in revenue, cost, income, or losses; and strategic initiatives, including without limitation, the ability of the conditions to the closing of the anticipated acquisition of the Company by Resideo Technologies, Inc. (“Resideo”) to be timely satisfied, are forward-looking statements, and should be evaluated as such. The following list is not intended to be an exhaustive list of all our forward-looking statements. Forward-looking statements include information concerning possible or assumed future results of operations, including statements relating to individual components thereof, and descriptions of our business plan, strategies, environment and the impact of global conflict and other macroeconomic conditions. These statements often include words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “project,” “forecast,” “estimates,” “targets,” “projections,” “should,” “could,” “would,” “may,” “might,” “will,” and other similar expressions. These forward-looking statements are contained throughout this report.

We base these forward-looking statements on our current expectations, plans and assumptions, which we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments, and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand these statements are not guarantees of performance. The forward-looking statements contained herein are subject to and involve risks, uncertainties, and assumptions, and therefore you should not place undue reliance on them. Although we believe these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual operational and financial results, and therefore actual results might differ materially from those expressed in the forward-looking statements. Factors that might materially affect such forward-looking statements include:

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
•Risks Related to Intellectual Property;
•Risks Related to Our International Operations;
•Risks Related to Our Indebtedness;
•Risks Related to Our Financial Statements;
•Risks Related to Our Common Stock; and
•the other factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the annual period ended December 29, 2023 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 8, 2024).
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

Part I - Financial Information
Item 1. Financial Statements
Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except par value)

	As of
	March 29, 2024	December 29, 2023
Assets
Current assets:
Cash and cash equivalents	$41,251	$61,023
Accounts receivable, net	45,340	45,879
Inventories	249,241	268,793
Prepaid expenses	23,403	21,067
Other current assets	2,312	2,678
Total current assets	361,547	399,440
Long-term assets:
Property and equipment, net	44,595	45,560
Goodwill	592,186	592,389
Other intangible assets, net	492,693	505,077
Operating lease right-of-use assets	49,752	51,851
Other assets	9,042	8,611
Total assets	$1,549,815	$1,602,928
Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$3,900	$3,900
Accounts payable	59,202	67,295
Accrued liabilities	58,513	62,631
Current operating lease liability	11,611	11,456
Current tax receivable agreement liability	12,827	21,107
Total current liabilities	146,053	166,389
Long-term liabilities:
Long-term debt, net of current portion	495,070	495,620
Deferred income tax liabilities, net	33,809	26,975
Operating lease liability, net of current portion	49,582	52,090
Tax receivable agreement liability, net of current portion	67,735	80,929
Other liabilities	18,997	21,068
Total liabilities	811,246	843,071
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value, 500,000 shares authorized; 76,472 shares issued and outstanding as of March 29, 2024 and 75,944 shares issued and outstanding at December 29, 2023	765	759
Preferred stock, $0.01 par value; 50,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	873,746	872,065
Accumulated deficit	(132,347)	(109,414)
Accumulated other comprehensive loss	(3,595)	(3,553)
Total stockholders’ equity	738,569	759,857
Total liabilities and stockholders’ equity	$1,549,815	$1,602,928
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 29, 2024	March 31, 2023
Net sales	$246,078	$252,040
Costs and expenses:
Cost of sales, exclusive of depreciation and amortization	137,611	145,813
Selling, general, and administrative expenses	90,820	93,797
Depreciation and amortization	15,369	15,202
Total costs and expenses	243,800	254,812
Income (loss) from operations	2,278	(2,772)
Other expenses (income):
Interest expense	14,237	13,949
Other expense (income), net	(51)	827
Total other expenses	14,186	14,776
Loss before income taxes	(11,908)	(17,548)
Income tax expense (benefit)	11,025	(3,000)
Net loss	$(22,933)	$(14,548)

Net loss per share, basic and diluted	$(0.30)	$(0.19)
Weighted average shares outstanding, basic and diluted	76,360	75,291
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended
	March 29, 2024	March 31, 2023
Net loss	$(22,933)	$(14,548)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(42)	253
Comprehensive loss	$(22,975)	$(14,295)
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited, in thousands)

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Accumulated Deficit		Total Stockholders’ Equity
Balance - December 29, 2023	75,944	$759	$872,065	$(109,414)	$(3,553)	$759,857
Net loss	—	—	—	(22,933)	—	(22,933)
Foreign currency translation adjustments	—	—	—	—	(42)	(42)
Equity-based compensation	—	—	5,721	—	—	5,721
Employee stock purchase plan	—	—	192	—	—	192
Issuance of common stock pursuant to equity incentive plans	821	8	(8)	—	—	—
Tax withholding on net share settlement of equity awards	(293)	(2)	(2,437)	—	—	(2,439)
Distribution to shareholders	—	—	(1,787)	—	—	(1,787)
Balance - March 29, 2024	76,472	$765	$873,746	$(132,347)	$(3,595)	$738,569

	Common Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Accumulated Deficit		Total Stockholders’ Equity
Balance - December 30, 2022	75,042	$750	$848,703	$(88,046)	$(4,236)	$757,171
Net loss	—	—	—	(14,548)	—	(14,548)
Foreign currency translation adjustments	—	—	—	—	253	253
Equity-based compensation	—	—	7,577	—	—	7,577
Employee stock purchase plan	—	—	186	—	—	186
Issuance of common stock pursuant to equity incentive plans	332	3	(3)	—	—	—
Tax withholding on net share settlement of equity awards	(95)	(1)	(1,023)	—	—	(1,024)
Repurchase and retirement of common stock	(27)	—	(238)	—	—	(238)
Balance - March 31, 2023	75,252	$752	$855,202	$(102,594)	$(3,983)	$749,377
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended
	March 29, 2024	March 31, 2023
Cash flows from operating activities:
Net loss	$(22,933)	$(14,548)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	15,369	15,202
Amortization of debt issuance costs	827	772
Deferred income taxes	6,601	(5,869)
Equity-based compensation	5,913	7,763
Non-cash operating lease expense	2,518	3,310
Bad debt expense	159	307
Non-cash compensation forfeiture	(1,787)	—
Interest rate cap (income) expense	(170)	818
Fair value adjustment to contingent value rights	(1,200)	600
Valuation adjustment to TRA liability	(367)	144
Other, net	—	130
Change in operating assets and liabilities:
Accounts receivable	(173)	(2,614)
Inventories	18,435	1,205
Prepaid expenses and other assets	(2,261)	1,268
Accounts payable, accrued liabilities, and operating lease liabilities	(14,964)	(11,118)
Net cash provided by (used in) operating activities	5,967	(2,630)
Cash flows from investing activities:
Purchases of property and equipment	(2,080)	(9,164)
Other, net	—	39
Net cash used in investing activities	(2,080)	(9,125)
Cash flows from financing activities:
Payments on long-term debt	(1,300)	(1,300)
Proceeds from revolving credit facility	—	38,000
Proceeds from interest rate cap	490	—
Repurchase and retirement of common stock	—	(293)
Payment of tax withholding obligation on settlement of equity awards	(2,439)	(1,024)
Payments of tax receivable agreement	(21,107)	(10,191)
Payments of contingent consideration	—	(250)
Net cash (used in) provided by financing activities	(24,356)	24,942
Effect of exchange rate changes on cash and cash equivalents	697	148
Net increase (decrease) in cash and cash equivalents	(19,772)	13,335
Cash and cash equivalents at beginning of the period	61,023	21,117
Cash and cash equivalents at end of the period	$41,251	$34,452
Supplementary cash flow information:
Cash paid for interest	$14,341	$14,098
Cash paid for taxes, net	$519	$969
Noncash investing and financing activities:
Capital expenditure in accounts payable	$238	$937
See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

1.Organization and Description of Business

Snap One Holdings Corp. (referred to herein as “Snap One” or the “Company”) is incorporated in Delaware with its principal executive offices located in Charlotte, North Carolina and Lehi, Utah. The Company provides products, software, and support solutions to its network of professional integrators that enable them to deliver smart living experiences for their residential and business end consumers. The Company’s hardware and software portfolio includes leading proprietary and third-party offerings across connected, infrastructure, entertainment and software categories. Additionally, the Company provides technology and software solutions designed to support the integrator throughout the project lifecycle, enhancing their operations and helping them to profitably grow their businesses.

2.Significant Accounting Policies

Basis of Presentation — The accompanying condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The condensed consolidated financial statements include the accounts of the Company and all subsidiaries required to be consolidated. All intercompany balances and transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 29, 2023, has been derived from the audited consolidated financial statements of the Company.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 29, 2023, appearing in the Company’s Annual Report on Form 10-K for the annual period ended December 29, 2023, filed with the Securities and Exchange Commission on March 8, 2024. There have been no changes to the Company’s critical accounting estimates and policies or application since the date of the Annual Report except as discussed below.

The Company’s fiscal year is the 52- or 53-week period that ends on the last Friday of December. Fiscal years 2024 and 2023 were 52-week periods. The three months ended March 29, 2024 and March 31, 2023 were 13-week periods.

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

Recent Accounting Pronouncements Pending Adoption - In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 updates the requirements for a public entity to disclose its significant segment expense categories and amounts for each reportable segment. A significant segment expense is considered an expense that is significant to the segment, regularly provided to or easily computed from information regularly provided to the chief operating decision maker, and included in the reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the adoption of ASU 2023-07 and expects that any impact would be limited to additional disclosures in the notes to the unaudited condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 updates the requirements for a public entity to enhance income tax disclosures to provide a better assessment on how an entity’s operations, related tax risks, tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the adoption of ASU 2023-09 and expects that any impact would be limited to additional disclosures in the notes to the unaudited condensed consolidated financial statements.

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

Recently Adopted Accounting Pronouncements — In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Accounting Standards Codification 848, “ASC 848”). ASC 848 provides practical expedients and exceptions for an entity to elect not to apply certain modification accounting requirements to contracts affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). The objective of the new reference rate reform standard is to clarify the scope of Topic 848 and provide explicit guidance to help companies applying optional expedients and exceptions. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 which extends the availability of the provisions of ASU 2021-01 until December 31, 2024. The Company’s exposure related to the cessation of the London InterBank Offered Rate (“LIBOR”) is limited to (i) the interest expense and certain fees it incurs on balances outstanding under its credit facilities, which the Company amended on April 17, 2023 to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”) (see Note 6 for further discussion), (ii) certain interest rates that may become applicable pursuant to the Company’s Tax Receivable Agreement (“TRA”) which may be amended by the Company and the TRA Party Representative if such interest rates become applicable and (iii) the Company’s interest rate cap agreement, which was amended on June 30, 2023 to replace LIBOR with SOFR as the interest rate benchmark for the Term Loan. The Company utilized the practical expedients set forth in Topic 848 and has continued to account for its interest rate cap at fair value and has not applied modification accounting to its debt instruments. The Company fully adopted the standard as of June 30, 2023 and the adoption did not have a material impact on our condensed consolidated financial statements.

3.Revenue and Geographic Information

Contract Balances — Amounts invoiced in advance of revenue recognition are recorded as deferred revenue on the condensed consolidated balance sheets. Deferred revenue primarily relates to unspecified software updates and upgrades, hosting, technical support, marketing incentive programs, and subscription services. The following table represents the changes in deferred revenue for the three months ended March 29, 2024 and March 31, 2023:

	Three Months Ended
	March 29, 2024	March 31, 2023
Deferred revenue – beginning of period	$34,921	$35,051
Amounts billed, but not recognized	8,970	8,548
Recognition of revenue	(9,351)	(8,728)
Deferred revenue – end of period	$34,540	$34,871
The Company recorded deferred revenue of $23,187 and $23,261 in accrued liabilities and $11,353 and $11,660 in other liabilities as of March 29, 2024 and December 29, 2023, respectively.

Disaggregation of Revenue — The following table sets forth revenue by geography between the United States and all geographies outside of the United States for the three months ended March 29, 2024 and March 31, 2023:

	Three Months Ended
	March 29, 2024	March 31, 2023(d)
Domestic integrators(a)	$211,342	$214,543
Domestic other(b)	5,403	4,176
International(c)	29,333	33,321
Total	$246,078	$252,040
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

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

(d)Certain amounts, including ANLA, LLC (“Access Networks”) net sales, have been reclassified to conform to the current period presentation.

The following table sets forth revenue by product type between proprietary products and third-party products for the three months ended March 29, 2024 and March 31, 2023:

	Three Months Ended
	March 29, 2024	March 31, 2023
Proprietary products(a)	$163,621	$171,375
Third-party products(b)	82,457	80,665
Total	$246,078	$252,040

(a)Proprietary products consist of products and services internally developed by Snap One and sold under one of Snap One’s proprietary brands.
(b)Third-party products consist of products that Snap One distributes but to which Snap One does not own the intellectual property.

Additionally, the Company’s revenue includes amounts recognized over time and at a point in time, and are as follows for the three months ended March 29, 2024 and March 31, 2023:

	Three Months Ended
	March 29, 2024	March 31, 2023
Products transferred at a point in time	$236,727	$243,312
Services transferred over time	9,351	8,728
Total	$246,078	$252,040

4.Balance Sheet Components

Accounts Receivable, net:

As of March 29, 2024 and December 29, 2023, the Company’s accounts receivable, net consisted of the following:

	March 29, 2024	December 29, 2023
Accounts receivable	$47,509	$48,138
Allowance for credit losses	(2,169)	(2,259)
Accounts receivable, net	$45,340	$45,879

Inventories:

As of March 29, 2024 and December 29, 2023, the Company’s inventory consisted of the following:

	March 29, 2024	December 29, 2023
Finished goods	$252,059	$270,153
Raw materials	12,666	13,846
Work in process	36	276
Reserve for obsolete and slow-moving inventory	(15,520)	(15,482)
Total inventories	$249,241	$268,793

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

Accrued Liabilities:

Accrued liabilities as of March 29, 2024 and December 29, 2023, consisted of the following:

	March 29, 2024	December 29, 2023
Deferred revenue	$23,187	$23,261
Payroll, vacation, and bonus accruals	11,735	13,973
Warranty reserve	8,316	8,776
Customer rebate program	6,396	6,722
Sales return allowance	2,058	5,267
Incurred but not reported self-insurance	1,750	1,610
Taxes	1,078	568
Interest payable	—	931
Other accrued liabilities	3,993	1,523
Total accrued liabilities	$58,513	$62,631

5.Goodwill and Other Intangible Assets, Net

Goodwill as of March 29, 2024 and December 29, 2023, was $592,186 and $592,389, respectively. Changes in goodwill reflect the impact of foreign currency translation.

As of March 29, 2024 and December 29, 2023, other intangible assets, net, consisted of the following:

		March 29, 2024
	Estimated Useful Life	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 25 years	$520,826	$(156,287)	$364,539
Technology	4 – 15 years	98,478	(75,223)	23,255
Trade names – definite	2 – 10 years	59,963	(31,628)	28,335
Trade names – indefinite	indefinite	76,564	—	76,564
Total intangible assets		$755,831	$(263,138)	$492,693

		December 29, 2023
	Estimated Useful Life	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
Customer relationships	5 – 25 years	$521,099	$(149,772)	$371,327
Technology	4 – 15 years	98,478	(71,056)	27,422
Trade names – definite	2 – 10 years	59,995	(30,231)	29,764
Trade names – indefinite	indefinite	76,564	—	76,564
Total intangible assets		$756,136	$(251,059)	$505,077
(a) Amounts also include any net changes in intangible asset balances for the periods presented that resulted from foreign currency translation.

Total amortization expense for intangible assets for the three months ended March 29, 2024 and March 31, 2023 was $12,145 and $12,437, respectively. The weighted-average useful life remaining for amortizing definite lived intangible assets was approximately 13.9 years as of March 29, 2024.

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

As of March 29, 2024, the estimated amortization expense for intangible assets for the next five fiscal years and thereafter are as follows:

Remainder of 2024	$30,937
2025	35,588
2026	35,233
2027	34,417
2028	33,871
2029 and thereafter	246,083
Total	$416,129

6.Debt Agreements

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

On October 26, 2022, the Company entered into an interest rate cap agreement on the floating rate component of interest (LIBOR, subsequently transitioned to SOFR) for the Term Loan, with Bank of America as the counterparty. The interest rate cap became effective December 31, 2022. The Company will pay a premium of $6,573 at the maturity date of December 31, 2025. As of March 29, 2024, the notional amount of the interest rate cap is $347,100 of the Term Loan and has a strike rate of 4.79%, which effectively caps SOFR on the notional amount at 4.79%. As of March 29, 2024, the three-month SOFR rate was 5.35%.

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

The interest rate for the Term Loan was 10.00% as of March 29, 2024 and 10.04% as of December 29, 2023. The interest rate for the Incremental Term Loan was 12.10% as of March 29, 2024 and 12.14% as of December 29, 2023.

Borrowings under the Revolving Credit Facility will bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the federal funds effective rate, (b) the prime rate and (c) the eurocurrency rate determined by reference to the cost of funds adjusted for certain additional costs (subsequently changed to the forward-looking term rate based on SOFR for rates initiated after the effective date of the Amendment to the Credit Agreement) for an interest period of one month, plus 1.00%; provided such rate is not lower than a floor of 1.00% or (2) a eurocurrency rate determined by reference to the applicable cost of funds for such borrowing adjusted for certain additional costs (subsequently changed to the forward-looking term rate based on SOFR for rates initiated after the effective date of the Amendment to the Credit Agreement); provided such rate is not lower than a floor of zero, subsequently changed to 0.50% based on SOFR for rates initiated after the effective date of the Amendment to the Credit Agreement. There were no borrowings under the Revolving Credit Facility as of March 29, 2024 or December 29, 2023.

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

The Company’s outstanding debt as of March 29, 2024 and December 29, 2023 was as follows:

Instrument	Maturity Date	March 29, 2024	December 29, 2023
Credit Agreement
Term Loan	December 8, 2028	$455,700	$456,863
Incremental Term Loan	October 2, 2025	$54,313	$54,450
Revolving Credit Facility	December 8, 2026	$—	$—
Outstanding Letters of Credit	December 8, 2026	$4,940	$4,940

The amount available under the Revolving Credit Facility was $95,060 and $95,060 as of March 29, 2024 and December 29, 2023, respectively.

As of March 29, 2024, the future scheduled maturities of the above notes payable are as follows:

Remainder of 2024	$2,600
2025	58,688
2026	4,650
2027	5,813
2028	438,262
Total future maturities of debt	510,013
Unamortized debt issuance costs	(11,043)
Total indebtedness	498,970
Less: Current maturities of long-term debt	3,900
Long-term debt	$495,070

Unamortized costs related to the issuance of the Term Loan were $11,043 and $11,793 as of March 29, 2024 and December 29, 2023, respectively, and were presented as a direct deduction from the carrying amount of long-term debt. Unamortized costs related to the issuance of the Revolving Credit Facility were $818 and $895 as of March 29, 2024 and

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

December 29, 2023, and were included in other assets in the consolidated balance sheet. The costs related to debt issuances are amortized to interest expense over the life of the related debt. As of March 29, 2024, the future amortization of debt issuance costs was as follows:

Remainder of 2024	$2,569
2025	3,374
2026	2,123
2027	1,918
2028	1,877
Total	$11,861

Debt Covenants and Default Provisions — There have been no changes to the debt covenants or default provisions related to the Company’s outstanding debt arrangements or other obligations during the current year. The Company was in compliance with all debt covenants as of March 29, 2024 and December 29, 2023. For additional information on the Company’s debt arrangements, debt covenants and default provisions, see Note 7 of the Notes to the Consolidated Financial Statements for the year ended December 29, 2023, in the Annual Report.

The Company may also be required to make additional payments under the financing agreement equal to a percentage of the Company’s annual excess cash flows or net proceeds from any non-ordinary course asset sales or certain debt issuances, if any. The lender has the option to decline the prepayment. As of December 29, 2023, the Company did not incur a required additional payment.

7.Fair Value Measurement

Fair Value of Financial Instruments — The fair values and related carrying values of financial instruments that are not required to be remeasured at fair value on the condensed consolidated statements of operations were as follows:

	As of March 29, 2024		As of December 29, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities
Term Loan	$455,700	$454,561	$456,863	$444,299
Incremental Term Loan	$54,313	$55,670	$54,450	$54,450
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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis — On October 26, 2022, the Company entered into an interest rate cap agreement on the LIBOR (subsequently transitioned to SOFR) component of interest. The interest rate cap became effective December 31, 2022. The interest rate cap agreement does not qualify for hedge accounting treatment and accordingly, the Company records the fair value of the agreement as an asset or liability and the change in fair value as income or expense during the period in which the change occurs. The fair value of the interest rate cap is determined using widely accepted valuation techniques based on its maturity and observable market-based inputs, including interest rate curves. This measurement is considered a Level 2 measurement. The interest rate cap had a fair value of $4,427 and $4,597 as of March 29, 2024 and December 29, 2023, respectively, and is recorded in other liabilities on the Company’s condensed consolidated balance sheets. The change in fair value was recognized as a component of other expense (income), net, in the condensed consolidated statements of operations and was $170 of income and $818 of expense for the three months ended March 29, 2024 and March 31, 2023, respectively. As there was an other-than-insignificant financing element present at inception of the interest rate cap agreement, proceeds from periodic settlements of the interest rate cap were reflected as a financing activity on the Company’s condensed consolidated statements of cash flows.

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

	Fair value at March 29, 2024	Valuation Technique	Unobservable Input	Volatility
Contingent Value Rights	$200	Monte Carlo	Volatility	60%

Changes in the CVRs for the three months ended March 29, 2024 and March 31, 2023 were as follows:

	March 29, 2024	March 31, 2023
CVR fair value – beginning of period	$1,400	$1,700
Fair value adjustments	(1,200)	600
CVR fair value – end of period	$200	$2,300
There were no transfers into or out of Level 3 during the three months ended March 29, 2024 or March 31, 2023.

8.Warranties

Changes in the Company’s accrued warranty liability for the three months ended March 29, 2024 and March 31, 2023 were as follows:

	March 29, 2024	March 31, 2023
Accrued warranty – beginning of period	$11,910	$15,039
Warranty claims	(2,959)	(2,945)
Warranty provisions	1,993	1,944
Accrued warranty – end of period	$10,944	$14,038
As of March 29, 2024, the Company has recorded accrued warranty liabilities of $8,316 in accrued liabilities and $2,628 in other liabilities in the accompanying condensed consolidated balance sheet. As of December 29, 2023, the Company has recorded accrued warranty liabilities of $8,776 in accrued liabilities and $3,134 in other liabilities.

9.Retirement Plan

The Company has a 401(k) plan that covers eligible employees as defined by the plan agreement. The Company matches 100% of employee contributions to the plan, up to 3% of the employees’ total compensation, and 50% of employee contributions to the plan, up to 6% of the employees’ total compensation. Company contributions to the plan, net of forfeitures, were $1,458 and $1,335 for the three months ended March 29, 2024 and March 31, 2023, respectively.

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

10.Equity Agreements and Incentive Equity Plans

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

2021 Incentive Plan — On July 16, 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and initially reserved 10,500 shares for issuance. The number of shares available for issuance under the 2021 Plan is subject to adjustment for certain changes in the Company’s capitalization. In addition, the 2021 Plan contains an evergreen provision such that on the first day of each fiscal year, the number of shares available for issuance shall be increased by that number of shares, if any, equal to the lesser of (i) a number of shares such that the aggregate amount of shares available following the increase is equal to 4.0% of the fully diluted shares outstanding on the last day of the preceding fiscal year, or (ii) a lesser amount determined by the Company’s Compensation Committee. Pursuant to this provision, the Company increased the number of shares in the 2021 Plan by approximately 1,625 shares during the three months ended March 29, 2024.

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

The restricted stock awards issued to replace B-2 Units vest based upon achievement of one or more hurdles, which are substantially the same as the previous market-condition vesting criteria of the B-2 Units. Although the restricted stock awards that replace the B-2 Units do not contain an explicit service condition, the vesting is subject to continued employment, resulting in a derived service period. All the outstanding restricted stock awards issued to replace B-2 Units were forfeited on February 4, 2024, for failure to meet certain performance hurdles required pursuant to their terms. For additional information on the Equity Award Conversion, see Note 11 of the Notes to the Consolidated Financial Statements for the fiscal year ended December 29, 2023, in the Annual Report.

Restricted Stock Awards

In connection with the IPO, the Company issued restricted common stock to holders of unvested B-1 Units and B-2 Units. The grant date fair value of restricted stock awards was determined to be $18.00 per share, based on the initial listing price of the Company’s common stock on the grant date. All B-2 Units were forfeited on February 4, 2024, for failure to meet certain performance hurdles required pursuant to their terms.

The summary of the Company’s restricted stock awards activity is as follows:

	Restricted Stock Awards
	B-1 Incentive Units		B-2 Incentive Units
	Number of Units	Weighted- Average Grant-Date Fair Value	Number of Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 29, 2023	103	$18.00	662	$18.00
Granted	—	—	—	—
Vested	40	18.00	—	—
Forfeited	1	18.00	662	18.00
Outstanding at March 29, 2024	62	$18.00	—	$—

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

Stock Options

In connection with the IPO, the Company granted options to holders of B-1 Units (“Time-based Options”) and options to holders of B-2 Units (“Market-based Options”), as further discussed in Note 11 of the Notes to the Consolidated Financial Statements for the year ended December 29, 2023, in the Annual Report. All market-based options were forfeited on February 4, 2024, for failure to meet certain performance hurdles required pursuant to the terms.

The summary of the Company’s option activity is as follows:

	Time-based Options			Market-based Options
	Number of Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (a)	Number of Units	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (a)
Outstanding at December 29, 2023	3,755	$6.50	$—	935	$5.66	$—
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	54	6.79	—	935	5.66	—
Outstanding at March 29, 2024	3,701	$6.50	$—	—	$—	$—
Options exercisable at March 29, 2024	3,306	$6.39	$—	—	$—	$—

(a) The intrinsic value represents the amount by which the fair value of the Company’s stock exceeds the option exercise price as of March 29, 2024 and December 29, 2023.

Restricted Stock Units — The Company grants restricted stock units (“RSUs”) with time-based vesting requirements under the 2021 Plan. These RSUs typically have an initial annual cliff vest and then vest quarterly over the remaining service period, which is generally four years. The fair value of RSUs is based on the Company’s closing stock price on the date of grant.

The summary of the Company’s RSU activity is as follows:

	Restricted Stock Units
	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 29, 2023	2,491	$12.63
Granted	1,505	8.50
Vested	468	12.28
Forfeited	62	13.19
Outstanding at March 29, 2024	3,466	$10.87

As of March 29, 2024, there were 105 vested and unissued restricted stock units.

Performance Stock Units — During the three months ended March 29, 2024 and March 31, 2023, the Company granted performance-based restricted stock units (“PSUs”) to certain employees under the 2021 Plan. The awards issued during the three months ended March 29, 2024 and March 31, 2023, contain three separate tranches, each for a separate one-year performance period and each with a performance target to be established concurrently with the annual budget process. Accordingly, each tranche is accounted for as a separate grant. The targets for the PSUs issued during the three

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

months ended March 29, 2024 and March 31, 2023 include Company-specific annual earnings targets and internal performance measures.

The summary of the Company’s PSU activity is as follows:

	Performance Stock Units
	Number of Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 29, 2023	338	$14.35
Granted	568	8.50
Vested	280	13.13
Forfeited	3	11.59
Outstanding at March 29, 2024	623	$9.55

As of March 29, 2024, there were 71 vested and unissued performance stock units.

Total equity-based compensation expense — Equity-based compensation expense is included within selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. For all equity-based compensation awards, the Company recognizes forfeitures as they occur. Compensation expense for the three months ended March 29, 2024 and March 31, 2023, and unrecognized stock compensation expense and weighted average remaining expense period as of March 29, 2024 consisted of:

	Compensation Expense		As of March 29, 2024
	Three Months Ended March 29, 2024	Three Months Ended March 31, 2023	Unrecognized Compensation Expense	Weighted-Average Remaining Contractual Term (Years)
2021 Plan
Restricted stock awards	$447	$633	$1,298	0.88
Time-based options	838	1,022	2,381	1.02
Market-based options	212	629	—	0.00
Restricted stock units	3,047	3,543	35,338	3.02
Performance stock units	1,077	1,650	4,614	0.92
Other equity-based compensation	100	100	326	0.81
Total	$5,721	$7,577	$43,957	1.89

Employee Stock Purchase Plan — The Company’s board of directors adopted, and its shareholders approved, the Snap One Holdings Corp. 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP initially reserved 750 shares for issuance. The number of shares available for issuance under the ESPP is subject to adjustment for certain changes in the Company’s capitalization. In addition, the ESPP contains an evergreen provision such that each January 1, starting in 2022 and ending in 2031, the number of shares available for issuance shall be increased by that number of shares equal to the lesser of (i) a number of shares such that the aggregate amount of shares available following the increase is equal to 1% of the fully diluted shares outstanding on December 31 of the preceding year, or (ii) a lesser amount determined by the Company’s Compensation Committee. Pursuant to this provision the Company increased the number of shares in the ESPP by approximately 346 shares during the three months ended March 29, 2024 and 186 shares during the three months ended March 31, 2023. Under the ESPP, shares of common stock may be purchased by eligible participants during defined purchase periods at 85% of the lesser of the closing price of the Company’s common stock on the first day or last day of each purchase period. The Company used a Black-Scholes option pricing model to value the common stock purchased as part of the Company’s ESPP. The fair value estimated by the option pricing model is affected by the price of the common stock as well as subjective variables that include assumed interest rates, the Company’s expected dividend yield, and the expected share volatility over the term of the award.

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

Offering periods are generally six months long and begin on May 23 and November 23 of each year. The Company did not have any shares purchased under the ESPP for the three months ended March 29, 2024. Stock-based compensation expense recognized related to the ESPP was $192 and $186 for the three months ended March 29, 2024 and March 31, 2023, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations. Eligible participants contributed $881 and $256 as of March 29, 2024 and December 29, 2023, respectively, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets. Unrecognized compensation expense as of March 29, 2024 was $117.

11.Income Taxes

The effective income tax rate for the Company was an expense of 92.58% on a pre-tax loss for the three months ended March 29, 2024, as compared to a benefit of 17.10% on a pre-tax loss for the three months ended March 31, 2023. The change in the effective tax rate for the three months ended March 29, 2024, and the difference from the U.S. federal statutory rate of 21%, was primarily the result of an increase in the valuation allowance and FIN 48 reserve offset by research & development (“R&D”) credits.

Income tax expense was $11,025 during the three months ended March 29, 2024, compared to a benefit of $3,000 during the three months ended March 31, 2023.

12.Tax Receivable Agreement

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

As of March 29, 2024, the Company recognized a total liability of $80,562, of which $12,827 and $67,735 are recorded within the current and noncurrent tax receivable agreement liability financial statement line items, respectively. As of December 29, 2023, the Company recognized a total liability of $102,036, of which $21,107 and $80,929 was recorded within the current and noncurrent tax receivable agreement liability financial statement line items, respectively. For the three months ended March 29, 2024 and March 31, 2023, the Company recognized measurement adjustments of $(367) and $144, respectively, which were recognized in other expense (income), net, on the condensed consolidated statements of operations. During the three months ended March 29, 2024 and March 31, 2023, the Company made payments to TRA participants of $22,089 and $10,468 respectively, which included interest of $982 and $277.

With respect to certain pre-IPO owners that are not TRA Participants, the Company has recorded amounts held in escrow for these participants in prepaid expense of $24 and $124 as of March 29, 2024 and December 29, 2023, respectively. During the three months ended March 29, 2024, $1,787 of the amount held in escrow was forfeited by pre-IPO owners due to the failure to meet certain required performance hurdles and distributed to certain shareholders, resulting in the reversal of previously recognized compensation expense. The amount distributed to certain shareholders represents a non-cash financing distribution for the three months ended March 29, 2024. For the three months ended March 29, 2024 and March 31, 2023, the Company recorded $(1,687) and $279 within selling, general, and administrative expenses in the accompanying condensed consolidated statement of operations.

13.Commitments and Contingencies

Legal Proceedings — During the normal course of business, the Company is occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable, and the amount of such loss can be reasonably estimated. As of March 29, 2024 and December 29, 2023, no significant reserves were recorded. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

estimated reserves, if any. However, the Company does not expect the outcome of the matters currently pending will have a material adverse effect on the condensed consolidated financial statements.

14.Leases

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

The components of the Company’s lease costs are:

	Three Months Ended
	March 29, 2024	March 31, 2023
Operating lease cost (a)	$3,771	$4,226
Variable lease cost	1,366	1,371
Short-term lease cost	43	72
Total lease cost	$5,180	$5,669
(a)Included in cost of sales, exclusive of depreciation and amortization, and selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.

Supplemental cash flow information and non-cash activity related to the Company’s operating leases are as follows:

	Three Months Ended
	March 29, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities	$3,922	$3,683
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$457	$985

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

Weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

March 29, 2024
Weighted-average remaining lease term	6.02 years
Weighted-average discount rate	7.99%

As of March 29, 2024, future lease payments under non-cancelable lease commitments for the next five fiscal years and thereafter were as follows:

Remainder of 2024	$11,986
2025	14,842
2026	12,653
2027	10,677
2028	8,396
Thereafter	20,603
Total lease payments	79,157
Less: Imputed interest	17,931
Less: Lease incentive receivable	33
Present value of lease liabilities	$61,193

As of March 29, 2024, the Company has entered into one additional lease agreement for office space that has not yet commenced. Aggregate lease payments for this lease total $863 on an undiscounted basis.

15.Stockholders’ Equity

Holders of voting common stock are entitled to one vote per share and to receive dividends. There was no noncontrolling interest outstanding as of March 29, 2024 or December 29, 2023. There were no cash contributions by minority partners for the three months ended March 29, 2024 or March 31, 2023.

Share Repurchase Program — On May 12, 2022, the Board of Directors authorized a $25,000 share repurchase program. Under the share repurchase program, Snap One may purchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions or other means, including through Rule 10b5-1 trading plans or through other techniques such as accelerated share repurchases. The timing and number of shares repurchased will depend on a variety of factors, including stock price, trading volume, and general business and market conditions. The repurchase program does not obligate the Company to acquire a specified number of shares and may be modified, suspended or discontinued at any time at the board of directors’ discretion. The repurchase program was set to expire at the end of 2023, but on November 6, 2023, the Company’s Board of Directors extended the expiration of the repurchase program until the end of 2024.

Share repurchase activity consists of the following:

	Three Months Ended
	March 29, 2024	March 31, 2023
Number of shares repurchased	—	27
Total cost	$—	$238
Average per share cost including commissions	$—	$8.81

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

Snap One Holdings Corp. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(in thousands, except per share amounts)

16.Loss Per Share

Basic loss per share represents net loss divided by the weighted-average shares outstanding. Diluted loss per share is the same as basic income or loss per share. The Company was in a loss position during the three months ended March 29, 2024 and March 31, 2023. The following table presents the calculations of basic and diluted loss per share for the three months ended March 29, 2024 and March 31, 2023:

	Three Months Ended
	March 29, 2024	March 31, 2023
Net loss attributable to Company	$(22,933)	$(14,548)
Weighted-average shares outstanding - basic and diluted	76,360	75,291
Loss per share - basic and diluted	$(0.30)	$(0.19)

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

	Three Months Ended
	March 29, 2024	March 31, 2023
Restricted stock awards	337	979
Time-based options	3,731	4,150
Market-based options	370	1,126
Restricted stock units	2,935	2,042
Performance stock units	536	321
Other equity-based compensation	28	69
Total	7,937	8,687

17.Related Parties

The Company’s controlling shareholder, Hellman & Friedman, LLC (“H&F”), has an ownership interest in a human capital management, payroll, HR service and workforce management vendor used by the Company. For the three months ended March 29, 2024 and March 31, 2023, the Company incurred $107 and $56 of expenses, respectively, related to this vendor. These expenses are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Amounts owed by the Company in connection with the expenses described above were not material as of March 29, 2024 and March 31, 2023, respectively.

18.Subsequent Events

On April 14, 2024, the Company and Resideo Technologies, Inc. (“Resideo”) executed an Agreement and Plan of Merger (the “Merger Agreement”), the form of which was filed by the Company with the SEC in a Current Report on Form 8-K on April 18, 2024. Pursuant to the Merger Agreement, Resideo agreed to acquire Snap One in an all-cash transaction for $10.75 per share. The transaction is expected to be completed in the second half of 2024, and is subject to customary closing conditions, including receipt of applicable antitrust and other regulatory approvals.

Also pursuant to the Merger Agreement, the Company together with the other parties to the TRA have agreed to waive any unpaid payments due and owing as of the date of the Merger Agreement and terminate the TRA. Certain of the Company’s executive officers received cash retention bonuses which totaled $6,799, pursuant to a form of Retention Bonus Agreement that was also disclosed on the Current Report on 8-K filed by the Company with the SEC on April 18, 2024.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q, as well as our Annual Report. The statements in this discussion contain forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management and involve risks and uncertainties. Actual results could differ materially from those discussed in or implied by forward-looking statements due to various factors, including below and other sections in this Form 10-Q and in our “Risk Factors” in our Annual Report.

We operate on a 52-week or 53-week fiscal year ending on the last Friday of December each year. Our fiscal year is divided into four quarters of 13 weeks, each beginning on a Saturday and containing one 5-week period followed by two 4-week periods. When a 53-week fiscal year occurs, we report the additional week in the fourth fiscal quarter. References to fiscal year 2023 are to our 52-week fiscal year ended December 29, 2023. The fiscal quarters ended March 29, 2024 and March 31, 2023 were both 13-week periods.

Overview

Snap One powers smart living by enabling professional integrators to deliver seamless experiences in the connected homes and businesses where people live, work, and play. We offer an end-to-end product ecosystem delivered through our powerful distribution network and further bolstered by our value-added services and support solutions. We serve a loyal and growing network of professional do-it-for-me (“DIFM”) integrator customers. We provide integrators with a leading, comprehensive, proprietary, and third-party suite of connected, infrastructure, entertainment, and software solutions that deliver exceptional smart living experiences to the end consumer. Our product and service offerings encompass all the elements required by integrators to build integrated smart living systems that are easy to install and simple to manage while creating a powerful and premium experience for the end consumer. Our technology and software solutions are designed to support the integrator throughout the project lifecycle, enhancing their operations and helping them to profitably grow their businesses.

We are vertically integrated with most of our Net Sales and Contribution Margin, a Non-GAAP financial metric reconciled below, coming from our proprietary branded, internally developed products sold to DIFM integrators in home technology, security, and commercial markets. Our comprehensive suite of solutions allows integrators to find everything they need in one place and to deliver high-quality, reliable, and configurable systems to end consumers. We also offer subscription-based services for end consumers, including Parasol, 4Sight, Control4 Connect, and Control4 Assist. We launched Control4 Connect and Control4 Assist in January 2024, and we believe these new services significantly enhance our software platform, providing a foundation from which to build future service innovations and offerings. We have carefully designed our software platforms to enhance the long-term satisfaction of the end consumer, drive recurring revenue and incremental profitability for Snap One and our partners, and align the industry in a way that focuses on the end consumer. We believe these service offerings establish Snap One as a leader in the industry as it evolves to manage increasingly complex technology and more demanding customer expectations.

Recent Developments

On April 14, 2024, Snap One and Resideo executed the Merger Agreement, the form of which we filed with the SEC in a Current Report on Form 8-K on April 18, 2024. Pursuant to the Merger Agreement, Resideo agreed to acquire Snap One in an all-cash transaction for $10.75 per share. The transaction is expected to be completed in the second half of 2024, and is subject to customary closing conditions, including receipt of applicable antitrust and other regulatory approvals.

Pursuant to the Merger Agreement, the Company together with the other parties to the TRA have agreed to waive any unpaid payments due and owing as of the date of the Merger Agreement and terminate the TRA. Certain of the Company’s executive officers received cash retention bonuses which totaled $6.8 million, pursuant to a form of Retention Bonus Agreement that was also disclosed on the Current Report on 8-K filed by the Company with the SEC on April 18, 2024.

Snap One will prepare an information statement for its stockholders containing the information with respect to the Merger specified in Schedule 14C promulgated under the Exchange Act and describing the pending Merger. When completed, a definitive information statement will be mailed to Snap One’s stockholders. INVESTORS ARE URGED TO CAREFULLY READ THE INFORMATION STATEMENT REGARDING THE PENDING MERGER AND ANY

OTHER RELEVANT DOCUMENTS IN THEIR ENTIRETY WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PENDING MERGER.

Snap One’s stockholders may obtain free copies of the documents we file with the SEC through the Investors Relations portion of Snap One’s website at investors.snapone.com under the link “Reports and Filings” and then under the link “SEC Filings” or by contacting Snap One’s Investor Relations Department by (a) mail at 1355 W. Innovation Way, Suite 125, Lehi, UT 84043, (b) telephone at (949) 574-3860, or (c) e-mail at IR@snapone.com.

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

Omni-Channel Strategy Expansion. Our business model is built around an e-commerce centric, omni-channel go-to-market strategy. We provide a comprehensive e-commerce portal, which allows integrators to easily research products, design projects, receive training and certifications, order products, and solicit ongoing support. Our e-commerce portal is complemented by a growing network of 43 domestic local branches, two Canadian local branches, and six distribution centers as of March 29, 2024. The local branch presence is an important part of our strategy as it allows us to better serve integrators by providing same-day product availability when necessary, creating a site for relationship building with our support team, and for training and product demonstration sessions. We believe integrators value the relationships and support we can deliver at the local level, and this further increases their loyalty to our business across channels.

Strategic Acquisitions. In addition to our organic growth, we continue to grow our business through strategic acquisitions such as our acquisitions of Access Networks, Staub Electronics, LTD (“Staub”), Remote Maintenance Systems LP, doing business as Parasol (“Parasol”) and Clare Controls, LLC (“Clare”) to better serve existing and new integrators, broaden our product categories and extend the geographic reach of our omni-channel capabilities. We expect to continue to pursue disciplined, accretive acquisitions that enhance our products, software and workflow solutions and expand into adjacent markets that allow us to better serve our integrator base.

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

The following table presents a reconciliation of Domestic Integrator Net Sales, Transacting Domestic Integrators and Spend per Transacting Domestic Integrator for the periods presented:

	Fiscal years ended
	December 29, 2023	December 30, 2022
	($ in thousands)
Domestic integrator net sales	$904,788	$941,676
Divided by:
Transacting domestic integrators (in thousands)	19.7	19.6
Spend per domestic integrator	$45.9	$48.0

Year over year growth %
Transacting domestic integrators	0.5%
Spend per domestic integrator	(4.4)%

Adjusted EBITDA and Adjusted Net (Loss) Income

We define “Adjusted EBITDA” as net loss, plus interest expense, income tax expense (benefit), depreciation and amortization, other expense (income), net, further adjusted to exclude equity-based compensation, acquisition-related and integration-related costs and certain other non-recurring, non-core, infrequent or unusual charges as set forth in the reconciliation in this section below.

We define “Adjusted Net (Loss) Income” as net loss, plus amortization, further adjusted to exclude equity-based compensation, acquisition-related and integration-related costs, (income) expense related to the interest rate cap and certain non-recurring, non-core, infrequent or unusual charges, including the estimated tax impacts of these adjustments, as set forth in the reconciliation in this section below.

Adjusted EBITDA and Adjusted Net (Loss) Income are key measures used by management to understand and evaluate our financial performance and generate future operating plans. Management uses these key measures to make strategic decisions regarding the allocation of capital and to analyze investments in initiatives that are focused on cultivating new markets for our products and services. We believe Adjusted EBITDA and Adjusted Net (Loss) Income are useful measurements for analysts, investors and other interested parties to evaluate companies in our markets as they help identify underlying trends that could otherwise be masked by certain expenses that we do not consider indicative of our ongoing performance.

Adjusted EBITDA and Adjusted Net (Loss) Income have limitations as analytical tools. These measures are not calculated in accordance with GAAP and should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, Adjusted EBITDA and Adjusted Net (Loss) Income may not be comparable to similarly titled metrics of other companies due to differences among the methods of calculation.

The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended
	March 29, 2024	March 31, 2023
	(in thousands)
Net loss	$(22,933)	$(14,548)
Interest expense	14,237	13,949
Income tax expense (benefit)	11,025	(3,000)
Depreciation and amortization	15,369	15,202
Other expense (income), net	(51)	827
Equity-based compensation	5,913	7,763
Compensation expense for payouts in lieu of TRA participation(a)	(1,687)	279
Fair value adjustment to contingent value rights(b)	(1,200)	600
IT system transition costs(c)	19	133
Severance cost(d)	—	1,276
Deferred acquisition payments(e)	—	78
Other professional services costs(f)	—	38
Other(g)	1,805	75
Adjusted EBITDA	$22,497	$22,672

The following table presents a reconciliation of net loss to Adjusted Net (Loss) Income for the periods presented:

	Three Months Ended
	March 29, 2024	March 31, 2023
	(in thousands)
Net loss	$(22,933)	$(14,548)
Amortization	12,145	12,437
Equity-based compensation	5,913	7,763
Foreign currency loss (gain)	1,090	(58)
Interest rate cap (income) expense	(170)	818
Compensation expense for payouts in lieu of TRA participation(a)	(1,687)	279
Fair value adjustment to contingent value rights(b)	(1,200)	600
IT system transition costs(c)	19	133
Severance cost(d)	—	1,276
Deferred acquisition payments(e)	—	78
Other professional services costs(f)	—	38
Other(g)	1,693	—
Income tax effect of adjustments(h)	(4,915)	(5,450)
Adjusted Net (Loss) Income	$(10,045)	$3,366
(a)Represents expense, net of forfeitures, related to payments to certain pre-IPO owners in lieu of their participation in the TRA. Management does not believe such costs are indicative of our ongoing operations as they are one-time awards specific to the establishment of the TRA.

(b)Represents noncash gains and losses recorded from fair value adjustments related to CVR liabilities. Fair value adjustments related to CVR liabilities represent potential obligations to the prior sellers in conjunction with the acquisition of the Company by investment funds managed by Hellman & Friedman, LLC (“H&F”) in August 2017.

(c)Represents costs associated with the implementation of enterprise resource planning systems, customer resource management systems, and business intelligence systems as part of our initiative to modernize our information technology (“IT”) infrastructure.

(d)Severance cost associated with various restructuring actions such as warehouse relocation, departmental reorganization, and focused reduction in workforce.

(e)Represents expenses incurred related to deferred payments to employees associated with historical acquisitions. The deferred payments are cash retention awards for key personnel from the acquired companies and were paid to employees through 2023. Management does not believe such costs are indicative of our ongoing operations as they are one-time awards specific to acquisitions and are incremental to our typical compensation costs incurred and we do not expect such costs to be reflective of future increases in base compensation expense.

(f)Represents professional service fees associated with managements remediation of the material weakness that was disclosed as part of our initial Registration Statement, preparation for compliance with the Sarbanes-Oxley Act (“SOX”), the implementation of new accounting standards, and accounting for non-recurring transactions.

(g)Represents non-recurring expenses related to consulting, restructuring, and other expenses, including costs associated with the merger agreement which management believes are not representative of our operating performance.

(h)Represents the tax impacts with respect to each adjustment noted above after considering the impact of permanent differences using the statutory tax rate related to the applicable federal and foreign jurisdictions and the blended state tax rate.

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

The following table presents the calculation of Contribution Margin:

	Three Months Ended
	March 29, 2024	March 31, 2023
	(in thousands)
Net sales	$246,078	$252,040
Cost of sales, exclusive of depreciation and amortization(a)	137,611	145,813
Net sales less cost of sales, exclusive of depreciation and amortization	$108,467	$106,227
Contribution Margin	44.1%	42.1%

(a)Cost of sales for the three months ended March 29, 2024 and March 31, 2023 excludes depreciation and amortization of $15.4 million and $15.2 million, respectively.

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

The following table presents a reconciliation of net cash provided by (used in) operating activities to Free Cash Flow for the periods presented:

	Three Months Ended
	March 29, 2024	March 31, 2023
	(in thousands)
Net cash provided by (used in) operating activities	$5,967	$(2,630)
Purchases of property and equipment	(2,080)	(9,164)
Free Cash Flow	$3,887	$(11,794)

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

	Three Months Ended
	March 29, 2024	% of Net sales	March 31, 2023	% of Net sales
	($ in thousands)
Net sales	$246,078	100.0%	$252,040	100.0%
Costs and expenses:
Cost of sales, exclusive of depreciation and amortization	137,611	55.9%	145,813	57.9%
Selling, general, and administrative expenses	90,820	36.9%	93,797	37.2%
Depreciation and amortization	15,369	6.2%	15,202	6.0%
Total costs and expenses	243,800	99.1%	254,812	101.1%
Income (loss) from operations	2,278	0.9%	(2,772)	(1.1)%
Other expenses (income):
Interest expense	14,237	5.8%	13,949	5.5%
Other expense (income), net	(51)	—%	827	0.3%
Total other expenses	14,186	5.8%	14,776	5.9%
Loss before income taxes	(11,908)	(4.8)%	(17,548)	(7.0)%
Income tax expense (benefit)	11,025	4.5%	(3,000)	(1.2)%
Net loss	$(22,933)	(9.3)%	$(14,548)	(5.8)%

Three Months Ended March 29, 2024, Compared to the Three Months Ended March 31, 2023
Net Sales

	Three Months Ended
	March 29, 2024	March 31, 2023	$ Change	% Change
	($ in thousands)
Net sales	$246,078	$252,040	$(5,962)	(2.4)%

Net sales decreased by $6.0 million, or 2.4%, in the three months ended March 29, 2024, compared to the three months ended March 31, 2023. Of the 2.4% decrease in net sales from the comparable year ago period, we estimate that a significant portion of this year-over-year decrease is represented by a decline in organic net sales, partially offset by a decrease in the pace of channel inventory destocking. Organic performance reflects a decrease in sales volume, partially offset by growth from the continued ramp of local branches opened in the past year and the cumulative impact of proprietary product price adjustments taken in the past year.

Cost of Sales, Exclusive of Depreciation and Amortization

	Three Months Ended
	March 29, 2024	March 31, 2023	$ Change	% Change
	($ in thousands)
Cost of sales, exclusive of depreciation and amortization	$137,611	$145,813	$(8,202)	(5.6)%
As a percentage of net sales	55.9%	57.9%

Cost of sales, exclusive of depreciation and amortization, decreased $8.2 million, or 5.6%, in the three months ended March 29, 2024, compared to the three months ended March 31, 2023, primarily driven by a decrease in net sales. As a percentage of net sales, cost of sales, exclusive of depreciation and amortization, decreased to 55.9% in the current period from 57.9% in the prior period. The decrease in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales was primarily due to the execution of supply chain cost management initiatives which drove input cost efficiencies. This was partially offset by lower proprietary product mix in the period due to growth in third-party product sales, which was largely driven by new local branch openings, incremental brand assortment, and certain manufacturer promotions. The decrease in cost of sales, exclusive of depreciation and amortization, as a percentage of net sales resulted in a higher Contribution Margin of 44.1% for the three months ended March 29, 2024, compared to 42.1% for the three months ended March 31, 2023.

Selling, General, and Administrative (“SG&A”) Expenses

	Three Months Ended
	March 29, 2024	March 31, 2023	$ Change	% Change
	($ in thousands)
Selling, general, and administrative expenses	$90,820	$93,797	$(2,977)	(3.2)%
As a percentage of net sales	36.9%	37.2%

Selling, general, and administrative expenses decreased $3.0 million, or 3.2%, in the three months ended March 29, 2024, compared to the three months ended March 31, 2023. The decrease in selling, general, and administrative expenses was attributable in part, to a $2.0 million year-over-year decrease in compensation expense for payouts in lieu of TRA participation, a $1.9 million decrease in equity-based compensation, and a $1.8 million decrease in fair value adjustments to contingent value rights, partially offset by an increase in operating expenses, including event spend related to the launch of Control4 Connect and Control4 Assist and general inflationary increases.

Depreciation and Amortization

	Three Months Ended
	March 29, 2024	March 31, 2023	$ Change	% Change
	($ in thousands)
Depreciation and amortization	$15,369	$15,202	$167	1.1%
As a percentage of net sales	6.2%	6.0%

Depreciation and amortization expenses increased by $0.2 million, or 1.1%, in the three months ended March 29, 2024, compared to the three months ended March 31, 2023. Depreciation expense increased primarily due to the opening of new local branches between periods.

Interest Expense

	Three Months Ended
	March 29, 2024	March 31, 2023	$ Change	% Change
	($ in thousands)
Interest expense	$14,237	$13,949	$288	2.1%
As a percentage of net sales	5.8%	5.5%

Interest expense increased by $0.3 million, or 2.1%, in the three months ended March 29, 2024, compared to the three months ended March 31, 2023. The increase was primarily driven by higher interest rates in the three months ended March 29, 2024 compared to the three months ended March 31, 2023.

Other Expense (Income), Net

	Three Months Ended
	March 29, 2024	March 31, 2023	$ Change	% Change
	($ in thousands)
Other expense (income), net	$(51)	$827	$(878)	(106.2)%
As a percentage of net sales	—%	0.3%

Other expense decreased by $0.9 million, or 106.2%, in the three months ended March 29, 2024, compared to the three months ended March 31, 2023, primarily due to income related to the interest rate cap and a TRA measurement adjustment, partially offset by losses on foreign currency.

Income Tax Expense (Benefit)

	Three Months Ended
	March 29, 2024	March 31, 2023	$ Change	% Change
	($ in thousands)
Income tax expense (benefit)	$11,025	$(3,000)	$14,025	(467.5)%
As a percentage of net sales	4.5%	(1.2)%

Income tax expense increased by $14.0 million, or 467.5%, in the three months ended March 29, 2024, compared to the three months ended March 31, 2023. The effective tax rate for the three months ended March 29, 2024, was an expense of 92.6% on a pre-tax loss, compared to a benefit of 17.1% on a pre-tax loss for the three months ended March 31, 2023. The change in the effective tax rate for the three months ended March 29, 2024, and the difference from the U.S. federal statutory rate of 21%, was primarily the result of an increase in valuation allowance and FIN 48 reserve, offset by R&D credits.

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

Working Capital, Excluding Deferred Revenue

The following table summarizes our cash, cash equivalents, accounts receivable, and working capital, which we define as current assets minus current liabilities excluding deferred revenue:

	As of
	March 29, 2024	December 29, 2023
	(in thousands)
Cash and cash equivalents	$41,251	$61,023
Accounts receivable, net	$45,340	$45,879
Working capital, excluding deferred revenue	$238,681	$256,312

Our cash and cash equivalents as of March 29, 2024 are available for working capital purposes. We do not enter into investments for trading purposes, and our investment policy is to invest any excess cash in short-term, highly liquid investments that reduce the risk of principal loss; therefore, our cash and cash equivalents are held in demand deposit accounts that generate very low returns.

We believe our existing cash and cash equivalents, together with expected cash flow from operating activities, will be sufficient to fund our operations and capital expenditure requirements for the next 12 months. Beyond the next 12 months, our primary capital requirements consist of required principal and interest payments on long-term debt, TRA payments and lease payments under non-cancelable lease commitments as further described in Notes 6, 12 and 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements. If cash provided by operating activities and borrowings under our Credit Agreement are not sufficient or available to meet our short- and long-term capital requirements, then we may consider additional equity or debt financing in the future. There can be no assurance debt or equity financing will be available to us if we need it or, if available, the terms will be satisfactory to us. Our sources of liquidity could be affected by factors described under “Risk Factors” in our Annual Report.

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

We further amended the Credit Agreement on April 17, 2023 to replace LIBOR with SOFR as applicable. See Note 6 to our Notes to the Unconsolidated Condensed Consolidated Financial Statements for additional information about this amendment.

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

The Credit Agreement contains various customary affirmative and negative covenants. We were in compliance with such covenants as of March 29, 2024.

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

As of March 29, 2024 and December 29, 2023, we had no outstanding borrowings under the Revolving Credit Facility. As of March 29, 2024 and December 29, 2023, we had $4.9 million of outstanding letters of credit. The amount available under the Revolving Credit Facility was $95.1 million as of March 29, 2024 and December 29, 2023.

On October 26, 2022, the Company entered into an interest rate cap agreement on LIBOR (subsequently transitioned to SOFR) on the floating rate component of interest, with Bank of America as the counterparty. The interest rate cap became effective December 31, 2022. The Company will pay a premium of $6.6 million at the maturity date of December

31, 2025. For the period ended March 29, 2024, the notional amount of the interest rate cap is $347.1 million of the Term Loan and has a strike rate of 4.79%, which effectively caps SOFR on the notional amount at 4.79%.

The Company was in compliance with all debt covenants as of March 29, 2024 and December 29, 2023. For additional information on the Company’s debt arrangements, debt covenants, and default provisions, see Note 7 of the Notes to the Consolidated Financial Statements for the year ended December 29, 2023, in the Annual Report.

Historical Cash Flows

The following table sets forth our cash flows for the three months ended March 29, 2024 and March 31, 2023:

	Three Months Ended
	March 29, 2024	March 31, 2023
	(in thousands)
Net cash provided by (used in) operating activities	$5,967	$(2,630)
Net cash used in investing activities	$(2,080)	$(9,125)
Net cash (used in) provided by financing activities	$(24,356)	$24,942

Operating Activities

Net cash provided by operating activities was $6.0 million in the three months ended March 29, 2024, compared to net cash used in operating activities of $2.6 million in the three months ended March 31, 2023, an increase in cash provided of $8.6 million. The increase in net cash provided by operating activities during the three months ended March 29, 2024 was due to a $12.5 million net increase in adjustments related to deferred income taxes and a $12.3 million net increase in cash provided by operating assets and liabilities, partially offset by an increase in net loss of $8.4 million, a decrease in equity based compensation of $1.9 million and a decrease in the fair value adjustment to CVR of $1.8 million. Specifically, the increase in cash provided by inventory is driven by our continued efforts to rebalance inventory levels.

Investing Activities

Net cash used in investing activities was $2.1 million in the three months ended March 29, 2024, compared to $9.1 million in the three months ended March 31, 2023, a decrease of $7.0 million. The decrease in the three months ended March 29, 2024 was primarily driven by cash used in the prior period of $7.1 million for the purchase of property and equipment.

Financing Activities

Net cash used in financing activities was $24.4 million for the three months ended March 29, 2024, compared to net cash provided by financing activities of $24.9 million in the three months ended March 31, 2023, a decrease of $49.3 million. The decrease in net cash provided by financing activities for the three months ended March 29, 2024 was due primarily to a decrease in proceeds from our Revolving Credit Facility of $38.0 million and an increase in cash used of $10.9 million related to TRA payments.

Off-Balance Sheet Arrangements

As of March 29, 2024 and December 29, 2023, we had off-balance sheet arrangements totaling $4.9 million related to our outstanding letters of credit. We have not entered into any other off-balance sheet arrangements, except as disclosed herein.

Contractual Obligations

We have contractual obligations comprised of payments of debt and interest, lease commitments, TRA and CVRs.

We may use our Revolving Credit Facility to fund general corporate expenses; however, as of March 29, 2024, we had no outstanding debt under the Revolving Credit Facility.

Except for the leases described in Note 14 of the Notes to the Unaudited Condensed Consolidated Financial Statements and the debt agreement as described herein, as of March 29, 2024, there have been no material changes in our contractual obligations and commitments other than in the ordinary course of business from the contractual obligations and commitments for the year ended December 29, 2023, as previously disclosed in our Annual Report.

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

•Reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, proxy statements, and registration statements; and

•Exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Interest Rate Risk

We are subject to interest rate risk in connection with our Amended Credit Agreement. As of March 29, 2024, we had $455.7 million outstanding under the Term Loan portion and $54.3 million outstanding under the Incremental Term Loan portion of the Amended Credit Agreement and no outstanding borrowings under the Revolving Credit Facility. The term loans and revolver bear interest at variable rates. Each quarter point increase in the variable rates on the amounts outstanding under the Credit Agreement and Revolving Credit Facility as of March 29, 2024 would increase annual cash interest in the aggregate by approximately $1.3 million. In order to mitigate our exposure to interest rate increases on our floating rate debt, we have entered into an interest-rate cap. This agreement caps LIBOR (subsequently transitioned to SOFR) on a notional amount of $347.1 million at 4.79% for the period ended March 29, 2024, thus reducing the impact of interest-rate increases on future income.

Foreign Currency Exchange Risk

Changes in the exchange rates for the functional currencies of our international subsidiaries may positively or negatively impact our sales, operating expenses and earnings. Historically, we have not hedged our currency exposure and fluctuations in exchange rates have not materially affected our operating results. While our international operations, including Canada, the United Kingdom, and Australia, without limitation, accounted for only 11.9% of total net revenue during the three months ended March 29, 2024, our exposure to currency rate fluctuations could be material in the remainder of 2024 and future years, to the extent that either currency rate changes are significant or that our international operations comprise a larger percentage of our consolidated results.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded our disclosure controls and procedures were not effective due to the material weakness discussed below, and in our Annual Report, related to the inability to design or maintain an effective control environment over certain information technology (“IT”) general controls or information systems and applications relevant to the preparation of our consolidated financial statements.

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

Status of Remediation

We have taken and intend to continue to take actions to remediate the material weakness described above. The intended actions include, but are not limited to:

•Finalizing enhanced control design and the migration of the remaining Snap One Partner Stores to a newly designed ERP application, resulting in the retirement of four legacy ERP platforms.

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

The planned or in-process remedial actions above are in addition to the following remediation actions completed:

•Completed the consolidation of certain key software applications for the Company’s domestic e-commerce transactions and began the migration of legacy Snap One Partner Stores to a new enterprise resource planning

(“ERP”) application, providing an opportunity to consolidate and enhance related business process and information technology controls.

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

These actions are subject to ongoing senior management review, as well as oversight of the audit committee of our board of directors. We may conclude that additional measures are required to remediate the material weakness or we may determine there is a need to modify the remediation plans described above. We will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and make any further changes management deems appropriate.

Changes in Internal Control over Financial Reporting

Other than those described above, there were no changes in our internal control over financial reporting during the three months ended March 29, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or would be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error. Additionally, controls can be circumvented by individual acts, collusion of two or more people, or by management override. The design of any system of controls is also based in part upon assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate due to changed conditions, or because the degree of compliance with policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error, or fraud may occur and go undetected.

Part II - Other Information

Item 1. Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of our business. Management believes that we do not have any pending or threatened litigation which, individually or in the aggregate, would have a material adverse effect on our business, results of operations, financial condition or cash flows.

For additional information, see Note 13 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 29, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of April 14, 2024, by and among Resideo Technologies, Inc., Pop Acquisition Inc., and Snap One Holdings Corp. (incorporated by reference to Exhibit 2.1 of the 8-K for Snap One Holdings Corp. filed with the SEC on April 18, 2024).

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

10.1+
Form of Performance-Based Restricted Stock Unit Agreement under the Snap One Holdings Corp. 2021 Equity Incentive Plan (Employee, 2024 version)(incorporated by reference to Exhibit 10.1 of the Company’s 8-K, filed with the SEC on February 20, 2024.

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
101
The following financial information from Snap One Holdings Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Snap One Holdings Corp.

May 7, 2024	By:	/s/ John Heyman
Name: John Heyman
Title: Chief Executive Officer
(Principal Executive Officer)

May 7, 2024	By:	/s/ Michael Carlet
Name: Michael Carlet
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)